Form 10-K405
period 1997-06-30
JLK DIRECT DISTRIBUTION INC
filed 1997-09-29
CIK 1038243

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from         to

                       Commission File Number 1-13059

                         JLK DIRECT DISTRIBUTION INC.
            (Exact name of registrant as specified in its charter)

Pennsylvania                              23-2896928
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                             State Route 981 South
                                P. O. Box 231
                          Latrobe, Pennsylvania  15650
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: 412-539-5000

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered
-------------------                                   ---------------------
Class A Common Stock, par value $.01 per share        New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 29, 1997, the aggregate market value of the registrant's capital stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $88,600,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock have been deemed affiliates.

As of August 29, 1997, shares of Common Stock outstanding were:

Class A Common Stock - 4,917,000           Class B Common Stock - 20,237,000

                              TABLE OF CONTENTS

Item No.
--------
                                   PART I

    1.  Business
    2.  Properties
    3.  Legal Proceedings
    4.  Submission of Matters to a Vote of Security Holders

                                   PART II

    5.  Market for the Registrant's Capital Stock and Related Stockholder
        Matters
    6.  Selected Financial Data
    7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    8.  Financial Statements and Supplementary Data
    9.  Changes in and Disagreements on Accounting and Financial Disclosure

                                   PART III

   10.  Directors and Executive Officers of the Registrant
   11.  Executive Compensation
   12.  Security Ownership of Certain Beneficial Owners and Management
   13.  Certain Relationships and Related Transactions

                                   PART IV

   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                   PART I


ITEM 1.  BUSINESS

	Certain information set forth herein contains forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed under "Risk Factors" in the Company's prospectus dated June 26, 1997, which could cause actual results to differ materially from those in the forward-looking statements.

	The Company, a subsidiary of Kennametal Inc. ("Kennametal"), is one of the largest suppliers of a broad range of metalworking consumables and related products to customers in the United States, offering a full line of cutting tools, carbide and other tool inserts, abrasives, drills, machine tool accessories, hand tools and other industrial supplies. To meet the varying supply needs of small, medium and large-sized customers, the Company offers:
(i) a direct-marketing program, whereby the Company supplies predominantly small and medium-sized customers through catalog and showroom sales and
(ii) integrated industrial supply programs, by which large industrial manufacturers engage the Company to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support. The Company also conducts its direct-marketing program for small and medium-sized customers in the United Kingdom.

	The Company estimates the size of the United States market for metalworking consumables and other related products in which the Company participates at approximately $50.0 billion. The Company believes it has and will continue to enjoy strong growth from two important trends now impacting the industrial supply industry. First, the industrial supply industry is experiencing consolidation of currently fragmented distribution channels, as customers seek and technology makes possible the convenience, cost savings and economies of scale associated with single sources of supplies. Second, to achieve even greater cost savings and efficiencies, manufacturers are outsourcing complex procurement and possession processes needed to supply metalworking products that are critical to their manufacturing operations. As a market leader with a broad range of products and services and proven capabilities, the Company is well-positioned to continue to take advantage of these industry trends.

	The direct-marketing program serves the needs of predominantly small and medium-sized metalworking customers by offering 100,000 stock keeping units ("SKUs") through the Company's 1,465-page master catalog, monthly promotional sales flyer (the "Advantage"), additional mailings and advertisements, telemarketing efforts, direct sales efforts and 28 showrooms. The Company offers customers the advantages of (i) a single source of supply for all metalworking consumables and related products, (ii) a tiered product offering (such as "good," "better" and "best"), (iii) same-day pickup for the most popular products stocked at showrooms, (iv) same-day direct shipping and (v) a state-of-the-art order entry system that tracks product availability and pricing, provides technical product information and results in an order being completed in an average time of three minutes. In addition, the Company has a dedicated sales force based in each showroom which actively calls on targeted customers.

	Full Service Supply Programs allow customers to achieve substantial cost savings in metalworking consumables and overall manufacturing processes by outsourcing the entire process of acquiring and possessing metalworking and related products at manufacturing facilities. Customers, such as General
Motors Corporation, Allied Signal and Emerson Electric, use Full Service
Supply Programs at designated manufacturing facilities to (i) consolidate all of their metalworking consumables and related product purchases with one vendor, (ii) eliminate a significant portion of the administrative overhead burden associated with the internal purchasing function, (iii) ensure appropriate technical expertise in the selection and use of supplies for complex metalworking processes and (iv) minimize the level of investment in tooling inventory, thereby reducing inventory carrying costs. The Company's technical experts customize and manage a comprehensive computerized product identification, tracking and purchasing system that analyzes and optimizes supply usage, helps select appropriate products and allows for "just-in-time" replacement of inventory. To increase efficiency and maximize cost savings for its customers, the Company also provides ongoing application assistance in the usage of metalworking tools. The Company believes that its Full Service Supply Programs typically reduce customers' costs of acquiring, possessing and using metalworking products by approximately 5% to 20% per year.

	The Company has grown rapidly due to geographic expansion, expanded product offerings, increased direct mailings and an increased demand for both single-source supply and integrated industrial supply programs such as its Full Service Supply Programs. From fiscal 1993 through fiscal 1997, the Company's net sales increased from $109.4 million to $316.2 million, representing a compound annual growth rate ("CAGR") of 29.0%. Operating income during this period increased from $5.0 million to $32.2 million, representing a CAGR of 64.2%.

	The address of the Company's principal executive offices is State Route 981 South, P.O. Box 231, Latrobe, Pennsylvania 15650 and its telephone number is (412) 539-5000.

Industry Overview
-----------------
	The Company operates in a large, fragmented industry characterized by multiple channels of distribution. The Company estimates the size of the United States market for metalworking consumables and related products in which the Company participates at approximately $50.0 billion. The Company believes that there are numerous small retailers, dealers and distributors, substantially all of which have annual sales of less than $10 million, which supply a majority of this market. The distribution channels in the metalworking consumables and related products market include retail outlets, small dealers, regional and national distributors utilizing direct sales forces, and manufacturers' representatives.

	The Company believes that increasing numbers of industrial manufacturers are searching for ways to reduce costs by eliminating the inefficiencies of traditional industrial supply distribution. This growing recognition by customers of the high costs and operational inefficiencies associated with purchasing industrial supplies from traditional distributors has increased demand for alternative methods of distribution, leading to the development of programs which are generally referred to as "integrated supply." These programs vary widely, but include such concepts as corporate purchasing cards, industrial supply consortiums and direct-mail supply.

	The traditional model for the distribution of industrial supplies is burdened by both the duplication and the inefficient performance of multiple functions. In the traditional model, the industrial distributor must
(i) source and absorb the freight costs for the item, (ii) receive, warehouse and account for the item, (iii) invest in inventory and incur the associated carrying costs and (iv) market and sell the item to the end user. Once the need for the item arises, the manufacturing facility requiring the item must repeat many of these steps, including (i) sourcing and absorbing the freight costs for the item, (ii) receiving, warehousing and accounting for the item,
(iii) investing in inventory and incurring the associated carrying costs and
(iv) issuing the item to the user in the manufacturing facility. Through the Company's integrated Full Service Supply Programs, which focus on the acquisition, possession and use of metalworking consumables and related products, each activity is performed only once. The procurement of industrial supplies is generally outside the core activity of most manufacturers. For example, industrial supplies are generally purchased by personnel whose expertise in purchasing these items is limited. In addition, supplies are typically stored in a number of locations within an industrial facility, resulting in excess inventories and duplicate purchase orders. Finally, the Company believes that industrial supplies are frequently purchased by multiple personnel in uneconomic quantities, and a substantial portion of most facilities' industrial supplies are one-time purchases which entail higher per item prices and time-consuming administrative efforts. As a result, the Company believes that there is often potential to manage the industrial supply procurement process more efficiently and with greater cost savings. The Company believes its Full Service Supply Programs eliminate the duplication and waste inherent in the traditional industrial distribution model. The Company streamlines the procurement process and generates system-wide savings generally ranging from 5% to 20% of customers' annual acquisition, possession and usage costs for such products.

	In addition to the cost savings inherent in eliminating several steps in the distribution process, the Company believes its expertise in the use of metalworking products that it procures and delivers in its Full Service Supply Programs also leads to ongoing operational improvements at the customers' manufacturing facilities.

	Despite the apparent inefficiencies of the traditional industrial supply purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and smaller sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and to provide the support necessary to satisfy their demands for cost containment and improved efficiency. The Company believes that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing and integrated supply organizations such as the Company.
As a result of these dynamics, non-traditional distributors, such as the Company, have captured an increasing share of sales by providing lower total purchasing costs, better product selection and a higher level of service. As a leading non-traditional supplier with proven capabilities both in direct marketing and integrated supply, the Company believes it is well-positioned to continue to take advantage of present market dynamics and enjoy continued growth in market share.

Business Strategy
-----------------
	The Company's business strategy is to become the preferred supplier of metalworking consumables and related products to the metalworking industry by being a "one-stop shop" for metalworking products for small and medium-sized customers and by offering managed solutions for large customers. The Company believes its market-leadership position results from the successful implementation of its business strategy, the major elements of which include:

	BREADTH OF METALWORKING PRODUCTS AND METALWORKING FOCUS. As its customers continue to consolidate their suppliers, the Company differentiates itself through its breadth of metalworking products and metalworking focus. The Company believes its ability to offer a broad spectrum of metalworking products and a tiered product selection alternative through which similar product offerings with varying degrees of name recognition, quality and price are categorized, such as "good," "better" and "best," has been an important component in expanding direct-marketing sales to small and medium-sized customers. The Company's metalworking focus also enables the Company to understand complex industrial metalworking processes so as to provide valuable technical advice that reduces costs to its Full Service Supply Program customers.

	EXCEPTIONAL CUSTOMER SERVICE. The Company emphasizes exceptional customer service supported by sophisticated information systems and ongoing employee training. The Company's telemarketing representatives, utilizing sophisticated customer support software, inform catalog customers on a real-time basis of the Company's product availability and pricing, verify credit information, update customer information and provide technical product information in calls lasting on average only three minutes. For customers participating in its Full Service Supply Programs, the Company provides continuous improvement specialists to ensure quality service and low costs by assisting such customers in the acquisition, possession and use of metalworking consumables and related products.

	RAPID FULFILLMENT AND JUST-IN-TIME PRODUCT DELIVERY. The Company believes that its ability to fulfill rapidly the orders of convenience-driven customers and manage complex procurement processes for large clients has been critical to its growth. The Company has developed highly efficient inventory management and order fulfillment systems that allow more than 99% of domestic orders received by 5:00 p.m. to be shipped on the same day and delivered by low-cost ground carriers. In addition, in its Full Service Supply Programs, the Company uses sophisticated systems that permit "just-in-time" purchasing and delivery of products resulting in low costs to its customers.

	COMMITMENT TO TECHNOLOGICAL INNOVATION. The Company uses technology to benefit customers and to improve the Company's productivity and efficiency.
The Company's sophisticated customer support software tracks all 100,000 SKUs, enabling its telemarketing representatives to inform catalog customers on a real-time basis of the Company's product availability and pricing, verify credit information, update customer information and provide technical product information. The software for Full Service Supply Programs allows the Company to manage and automate a large customer's entire processes related to the acquisition, possession and use of metalworking consumables and related products.

Growth Strategy
---------------
	The Company's objective is to expand its leadership position as a preferred supplier to small, medium and large customers for metalworking consumables and related products. The major elements of the Company's growth strategy include:

	INCREASED PENETRATION OF EXISTING MARKETS. The Company intends to increase sales to small and medium-sized consumers by (i) expanding targeted direct-mail and related campaigns, (ii) increasing the number of products, product lines, product brand names and private labels offered in its master catalog and (iii) focusing the Company's sales force on marketing to these consumers. The Company plans to build on its comprehensive marketing approach, which includes special showroom events and targeted direct-mail and ongoing product promotions. In markets in which the Company has had showrooms for at least three years, such as the Detroit metropolitan area, the Company intends to increase its market share by adding showrooms and expanding the services it offers to its customers. The Company also plans to build on its reputation with Full Service Supply Program customers to expand into other facilities of such customers, while seeking new customers.

	FURTHER EXPANSION INTO NORTH AMERICAN MARKETS. To continue expanding its North American presence, the Company plans to increase distribution capacity and operational efficiency, add new showrooms and increase the customer base for its Full Service Supply Programs. The Company plans to construct a new Midwest distribution center with a portion of the proceeds generated from the initial public offering ("IPO") of 20% of the Company's Class A Common Stock ("the Offering") consummated on July 2, 1997. New showrooms have historically resulted in substantial growth in sales in the surrounding territory. For example, when the Company opened its showroom in Atlanta in September 1995, sales in that market increased by over 200% in the following nine months. The Company has showrooms in 19 of the top
50 industrial markets in the United States and intends to have showrooms in 40 of such 50 markets over the next several years. In connection with this expansion, the Company will continue to consider strategic acquisitions of metalworking distributors, such as its acquisition in April 1997 of the Strelinger Company ("Strelinger"), based in Troy, Michigan (the "Strelinger Acquisition"), and its acquisition in May 1997 of Mill & Abrasive Supply, Inc. ("M&A"), based in Roseville, Michigan (the "M&A Acquisition"). The Company intends to continue to leverage its relationship with Kennametal to market its Full Service Supply Programs to large industrial metalworking customers of Kennametal. The Company also intends to customize versions of its Full Service Supply Programs to meet the needs of medium-sized industrial facilities. The Company estimates that the market for Full Service Supply Programs consists of 12,000 to 15,000 industrial manufacturing facilities in the United States.

	EXPANSION INTO INTERNATIONAL MARKETS. The Company believes that the consolidation and outsourcing trends which provide growth opportunities in the United States also offer comparable opportunities in international markets. The Company entered the United Kingdom market in fiscal 1995 with a 256-page catalog which included over 20,000 products. In April 1997, the Company released an 800-page catalog which includes over 60,000 products. The Company now has over 13,000 active customers in such market. Over the next five years, the Company anticipates launching additional direct-marketing efforts and opening showrooms in the United Kingdom, Germany and certain other European countries and is considering direct marketing in certain other countries. The Company is also planning to introduce its Full Service Supply Programs into international markets, such as the United Kingdom and Germany, by offering this service to foreign manufacturing facilities of the Company's domestic Full Service Supply Program customers and to Kennametal's foreign customers.

Products and Marketing
----------------------
	The Company sells a full line of cutting tools, carbide and other tool inserts, abrasives, drills, machine tool accessories, hand tools and other industrial supplies through direct marketing and Full Service Supply Programs. The Company had in excess of 86,000 active customers during fiscal 1997, ranging from small one-person machine shops to Fortune 500 companies. To serve this market, the Company focuses its direct-marketing efforts on small and medium-sized metalworking customers, while its Full Service Supply Programs are targeted to large industrial manufacturers.

	The Company intends to become the preferred supplier of metalworking consumables and related products to the metalworking industry. The Company's catalogs, flyers and other direct-marketing efforts are focused on small to medium-sized metalworking customers, although catalog purchasers may include large metalworking facilities that have an immediate need for a particular metalworking product. These customers include machine shops, dealers, institutions, such as vocational and technical schools, and home hobbyists.

	The Company's direct-marketing efforts are multi-faceted, creating sales growth in four ways, including through: (i) a dedicated sales force based in each showroom that actively calls on targeted customers, (ii) showrooms which have various promotional events, display high volume products and provide the ease of local pickup, (iii) a master catalog which facilitates sales through the Company's highly efficient telemarketing sales process and (iv) direct mailings of brochures and flyers, which provide a constant flow of promotional materials to existing and prospective customers.

	Each market that is served by a showroom has a sales representative dedicated to calling on a specific, focused list of customers. These sales representatives help build customer relationships to facilitate showroom and catalog sales.

	The showrooms serve several functions by providing promotional opportunities, convenience of local pickup and personal service to its customers. Each showroom has periodic promotional events, such as grand opening events and customer appreciation days (barbecue luncheons and other such events) which can attract as many as 900 customers. If a customer has an immediate need for the Company's products, the showroom enables the customer to pick up any of the Company's 12,000 to 15,000 most popular products. The showrooms provide the Company another point of access to customers to build relationships and provide personal service.

	The Company utilizes an annual master catalog which currently offers 100,000 SKUs, a 100% increase in SKUs since fiscal 1993. The number of active customers placing catalog orders during such period increased from 47,000 to 86,000. The average size of a catalog order received by the Company in fiscal 1997 was approximately $130, and the number of customers who purchase annually over $10,000 of products increased from 800 to approximately 3,000 from fiscal 1993 through fiscal 1997. The Company attributes a portion of this sales growth to the increased number of SKUs offered in its catalogs. In this regard, the Company intends to continue to add new metalworking product categories and increase the number of metalworking products offered within existing categories in its efforts to gain new customers and increase sales from existing customers.

	The Company's master catalog and other mailings offer specific products from over 600 vendors at different prices and quality levels which permits the Company to offer a tiered product selection alternative. This alternative provides the customer a choice among similar product offerings with varying degrees of name recognition, quality and price, such as "good," "better" and "best," thus permitting the customer to choose the appropriate product for a specific task at the lowest cost. For example, if a customer requires a drill bit to drill 10 holes, it would be inefficient to purchase the top-of-the-line name brand drill bit which is capable of drilling 1,000 holes. The number of publications mailed by the Company to customers has significantly increased from approximately 1.4 million mailed in fiscal 1993 to approximately
3.2 million in fiscal 1997. The Company's in-house staff designs and produces the content of all of its catalogs, brochures and flyers. Each publication is printed with photographs, contains detailed product descriptions and includes a toll-free telephone number to be used by customers to place a product order. In-house production of these marketing materials helps reduce overall expense and shorten production time, allowing the Company the flexibility to alter its product offerings and pricing and refine its catalog, brochure and other formats more quickly.

	The Company believes that its product alternative offerings and knowledgeable customer service and support personnel result in significant amounts of repeat business. On average, the Company annually has retained approximately 96% of its customers who purchase over $2,000 of products.

	The Company procures and delivers a broad range of metalworking consumables and related products to large metalworking facilities through its Full Service Supply Programs. These customers include automotive manufacturers such as General Motors Corporation's Saturn division, suppliers to the automotive industry such as Dana Corporation, aerospace industry manufacturers such as Pratt & Whitney and Allied Signal, oil equipment suppliers such as Baker Hughes and other major industrial suppliers and manufacturers who cut, form, shape, grind, drill or machine metal or other hard materials. Large metalworking facilities traditionally purchase substantial quantities of industrial supply products from numerous vendors.
In an effort to lower costs, managers of many of these large facilities have been attempting to curtail the number of vendors used and the administrative overhead costs devoted to the purchasing process as well as to pursue inventory reduction programs. The Company believes that large metalworking facilities often incur excess costs for the acquisition, possession and use of industrial supply products because these items are frequently stored in and ordered by multiple locations, resulting in excess inventories, obsolescence, duplicative purchase orders and time-consuming administrative efforts by multiple plant personnel who lack product knowledge.

	To address the needs of such large metalworking customers, the Company offers various tiers of integrated supply services ranging from programs that supply only metalworking cutting tools and inserts to those which supply all metalworking and other related products. In a Full Service Supply Program, the Company replaces a customer's product purchasing system at a manufacturing facility with the Company's comprehensive proprietary computerized identification, product tracking and purchasing systems. The Company creates for each type of metalworking product used by the customer a proprietary identification of the type and manufacturer of such product. At the customer's facility, the Company organizes the customer's storage of metalworking products into one or more tool cribs and places into compartments in each tool crib sealed boxes containing a specified quantity or lot of each type of product. A proprietary inventory control card (a "Kanban" card) is attached to each box which contains in barcoding the product identification information, the quantity of products within the box, the relevant tool crib and other information. When a customer's employee needs a product, the employee removes the relevant box from the tool crib, detaches the Kanban card and places it in a separate container and uses the needed product. The detached Kanban cards are collected daily from all of the tool cribs and transmitted either electronically or by facsimile to the Company which enters the information contained on the Kanban card into the Company's computerized product tracking and purchasing systems. The Company's systems use this information to manage on a "just-in-time" basis the timing of the sale and delivery to the customer's tool cribs of all of the metalworking consumables and other products which the customer needs in its manufacturing processes at that facility.

	The Company believes that its Full Service Supply Programs typically reduce customers' costs of acquiring, possessing and using metalworking products by approximately 5% to 20% per year. Such programs reduce the quantity of such consumables which the customer must maintain in its tool cribs through the Company's "just-in-time" system, assure delivery to the correct location within the customer's facility of the proper metalworking products, perform the quality assurance function for the customer and furnish technical assistance to the customer. The Company also provides various levels of electronic data interchange ("EDI") with Full Service Supply Program customers to enhance their cost reduction efforts. The Company can use EDI with a customer for invoicing, funds transfer, ordering, shipping and acknowledgment. The Company also provides independent testing and evaluation of competing manufacturer's products.

	The Company intends to continue to leverage its relationship with Kennametal to market its Full Service Supply Programs to large industrial metalworking customers of Kennametal, which include a significant portion of all metalworking manufacturers in North America, and to leverage its relationship with existing Full Service Supply Program customers in order to introduce its integrated supply programs in multiple facilities of such customers. The Company also intends to customize versions of its Full Service Supply Programs to meet the needs of medium-sized industrial facilities.

	A significant number of the Company's products are carried in stock at the Company's 13 distribution centers and warehouses, seven of which are shared with Kennametal. Most orders are filled from these distribution centers and warehouses. The distribution centers range in size from 1,500 to 100,000 square feet and typically include a showroom. The Company currently has six distribution centers in the United States located in Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Hartford, Connecticut; and Los Angeles, California.

Customer Service
----------------
	The Company believes that customer service and support are critical components of its success. For small and medium-sized customers, one of the Company's goals is to make purchasing its products as convenient as possible. Since a majority of these orders are placed by telephone, the efficient handling of calls is an extremely important aspect of the Company's business. Order entry and fulfillment occurs at each of the Company's distribution centers and warehouses. Calls are received by one of the Company's 85 inbound telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. The Company's telephone ordering system is flexible and, in the event of a local or regional breakdown, can be rerouted to alternative locations. These inside sales representatives are highly trained individuals who respond to customer inquiries and process and update customer account profiles in the Company's information system databases in a call which usually lasts an average of three minutes. While taking an order, these sales representatives are able to inform catalog customers on a real-time basis of the Company's product availability and pricing, verify credit information, update customer information and provide technical product information. The Company also maintains a separate technical support group available to all customers by telephone dedicated to answering specific customer inquiries and assisting customers with the operation of products and finding low-cost solutions to manufacturing problems. The Company provides several weeks of training to new sales representatives concerning its extensive product offering, the use of its sophisticated customer support software and the Company's approach to customer service. The Company also sponsors the attendance by a number of its employees at vocational metalworking training programs to familiarize them better with the selection, application and use of the Company's products.

	When a direct-marketed order is entered into the system, a credit check is performed and, if the credit is approved, the order is electronically transmitted to the distribution center, warehouse or showroom closest to the customer and a packing slip is printed for order fulfillment. Most of the orders placed with the Company are shipped by United Parcel Service ("UPS") and, to a limited extent, by various other freight lines and local carriers. Air freight is also used when appropriate. The Company is not dependent on any one carrier and believes that alternative shipping arrangements can be made with minimal disruption to operations in the event of the loss of UPS as the Company's primary carrier. The Company believes that its relationships with all of its carriers are excellent. The Company guarantees same-day shipping if the order is received prior to 5:00 p.m. local time, with most customers receiving orders (other than custom items and large industrial items shipped directly by the manufacturer) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling charges promptly after shipment. Back order levels are immaterial.

	The Company currently operates 27 domestic showrooms and distribution facilities at which customers may purchase products or pick-up products which have been ordered. Showrooms serve as beacons in geographic areas in which the Company attempts to establish relationships with and provide personal service to customers in those areas. Each showroom has approximately 6,000 to 10,000 square feet of space and consists of a small area in which the Company stocks the most frequently ordered products and kiosks at which products are ordered and customer information is obtained or updated. The Company selects showroom location sites based upon its assessment of potential customers in a geographic area and their proximity to a distribution center.

	For customers participating in its Full Service Supply Programs, the Company provides continuous improvement specialists to assist such customers, assume responsibility for quality certification programs for vendors' tooling products, provide independent test results of competing tooling vendors' products, negotiate discounts with tooling vendors and implement EDI ordering, billing and payment. In addition, the Company's continuous improvement specialists assist Full Service Supply Program customers in the acquisition, possession and use of industrial supplies.

Information Systems
-------------------
	The sophisticated information systems used by the Company allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. These information systems enable the Company to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. These systems enable the Company to achieve cost savings, deliver exceptional customer service, manage its operations centrally and manage its Full Service Supply Programs. Certain of the Company's information systems operate over a wide area network and represent real-time information systems that allow each distribution center to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other performance measures. The Company also maintains a sophisticated buying and inventory management system that monitors substantially all of its SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. The Company has invested significant resources in developing an extensive customer and prospect database which includes detailed information, including customer size, industry of operation, various demographic and geographic characteristics and purchase histories of Company products. The Company also provides EDI invoicing, funds transfer, ordering, shipping and acknowledgment to large customers. As the Company's growth continues, the Company expects to continue to improve and upgrade its information systems and intends to implement Kennametal's SAP R/3, a new client-server information system.

Suppliers
---------
	The Company purchases substantially all of its products for its direct marketing and Full Service Supply Programs from approximately 600 vendors. In fiscal 1997 and 1996 approximately 16% and 11%, respectively, of the Company's sales were of Kennametal products. Other than Kennametal, the Company is not materially dependent on any one supplier or small group of suppliers. If a Full Service Supply Program customer desires to continue ordering a particular brand of metalworking tool or obtains or has a contract providing for more favorable pricing than the Company generally obtains, the Company will assume that contract or enter into a similar contract for the limited purpose of supplying such product to that customer. Other than Kennametal, no single supplier accounted for more than 5% of the Company's total purchases in fiscal 1997 and 1996.

Acquisitions
------------
	In April 1997, the Company acquired all of the outstanding stock of Strelinger. Strelinger, with sales of $30.0 million in 1996, is based in Troy, Michigan, and is engaged in the distribution of metalcutting tools and industrial supplies. The Company paid approximately $3.9 million in cash and assumed certain liabilities totaling approximately $11.0 million. In May 1997, the Company acquired all of the outstanding stock of M&A. M&A, with sales of $6.0 million in 1996, is based in Roseville, Michigan, and is engaged in the distribution of metalcutting tools and industrial supplies. The Company paid approximately $1.2 million in cash and assumed certain liabilities totaling $2.1 million. The Company believes that the customer base of Strelinger and M&A and their service capabilities will enhance the Company's ability to serve small and medium-sized customers and strengthen the Company's market presence in southeastern Michigan.

	As the industrial supply industry continues to consolidate, the Company is actively considering acquisitions as part of its growth strategy if opportunities arise. From time to time, the Company has engaged in and will continue to engage in preliminary discussions with respect to potential acquisitions. As of September 26, 1997, the Company is not a party to any oral or written acquisition agreement with respect to any material acquisition candidate.

Competition
-----------
	The metalworking supply industry is a large, fragmented industry which is highly competitive. The Company faces competition (i) in the small and medium-sized metalworking markets from traditional channels of distribution such as retail outlets, small dealers, regional or national distributors utilizing direct sales forces, and manufacturers' representatives and (ii) in the large industrial metalworking market from large distributors and other companies which offer varying degrees and types of integrated industrial supply programs. The Company believes that sales of metalworking products will become more concentrated over the next few years, which may make the industry more competitive. Certain of the Company's competitors offer a greater variety of products (including nonmetalworking products) and have substantially greater financial and other resources than the Company. The Company believes that customer purchasing decisions are primarily based on one or more of the following criteria: product price, product selection, product availability, superior customer service, total cost of acquisition, possession and use of products and convenience. The Company seeks to distinguish itself from other direct marketers and distributors of industrial supplies through its national presence and metalworking focus, its application of information technology and its attractive, modern showrooms.

Employees
---------
	As of June 30, 1997, the Company employed approximately 833 employees, none of whom is represented by a labor union. The Company considers its relationships with employees to be good and has experienced no work stoppages.

ITEM 2.  PROPERTIES

Properties
----------
	The Company's distribution centers, warehouses, showrooms and executive offices, all of which are leased, are as follows:
                                                                   Approximate
   Location             Description        Lease Expiration        Square Feet
   --------             -----------        ----------------        -----------
Albuquerque, NM         Warehouse               06/31/98              8,000
Alsip, IL               Showroom                03/31/98              6,400
Atlanta, GA             Showroom                07/31/00              7,900
Charlotte, NC*          Distribution Center     04/29/07             10,000
Chicago, IL             Showroom                08/31/01              6,200
Cincinnati, OH          Showroom                10/15/98              7,200
Cleveland, OH           Showroom                06/30/00              9,000
Clinton Township, MI    Showroom                06/30/99              6,000
Dallas, TX*             Distribution Center     03/30/01              5,200
Dayton, OH              Showroom                11/30/01             10,000
Fraser, MI              Showroom                04/30/98              6,200
Grand Rapids, MI        Showroom                09/30/00              9,800
Gurnee, IL              Warehouse               06/30/00              6,600
Hartford, CT*           Distribution Center     06/31/00              1,500
Hazel Park, MI          Showroom                12/31/00              9,600
Houston, TX             Showroom                12/31/02              7,200
Indianapolis, IN        Showroom                04/01/05              6,600
Kingswinford, UK        Distribution Center     04/29/07              6,000
Latrobe, PA*            Executive Headquarters  04/29/07              1,500
Livonia, MI*            Distribution Center     12/31/00            100,000
Livonia, MI             Warehouse               08/31/99             46,000
Los Angeles, CA*        Distribution Center     04/29/07              7,000
Milwaukee, WI           Showroom                09/30/99              6,400
Minneapolis, MN         Showroom                11/30/99             10,400
Mount Prospect, IL      Distribution Center     12/31/98             40,000
Nashville, TN           Warehouse               04/19/00              6,200
Orange County, CA       Showroom                08/31/01              6,800
Phoenix, AZ             Warehouse               03/31/01              7,700
Roseville, MI           Showroom                12/31/99             20,400
Salem, NH               Warehouse               09/30/98             10,000
San Jose, CA            Showroom                08/31/00              9,000
Sterling Heights, MI    Showroom                08/31/01              6,700
St. Louis, MO           Showroom                04/30/01              7,000
Tempe, AZ               Showroom                01/30/01              6,800
Troy, MI                Showroom                10/31/99             42,000

* Shared with Kennametal.

ITEM 3.  LEGAL PROCEEDINGS

	There are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	By unanimous written consent dated June 24, 1997, Kennametal, the sole shareholder of the Company, elected the following persons as directors of the Company until the next annual meeting or until the election or qualification of their respective successors:

                        Michael W. Ruprich
                        Richard C. Alberding
                        Jeffrey T. Boetticher
                        Irwin L. Elson
                        Aloysius T. McLaughlin, Jr.
                        Robert L. McGeehan
                        William R. Newlin

	In addition, Kennametal approved the 1997 JLK Direct Distribution Inc. Stock Option and Incentive Plan, which is described more fully herein.


                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED
         STOCKHOLDER MATTERS

	The Company's Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "JLK." The following table sets forth the range of the high and low closing sales price as reported by the NYSE for the period from June 27, 1997 (when the Company listed the Class A Common Stock on the NYSE) to June 30, 1997:

                 Period                     High              Low
                 ------                     ----              ---
      June 27, 1997-June 30, 1997         $25 5/8           $24 3/8

	On September 18, 1997, the last reported sales price for the Class A Common Stock on the NYSE was $28.50 per share.

	The number of shareholders of record of the Class A Common Stock as of September 18, 1997, was 17. The number of shareholders of record of the Company's Class B Common Stock as of September 18, 1997, was one.

	The Company has not declared cash dividends on the Class A Common Stock and does not have any plans to pay any cash dividends on the Class A Common Stock in the foreseeable future. The Company anticipates that any earnings that might be available to pay dividends on the Class A Common Stock will be retained to finance the business of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	The selected consolidated income statement and balance sheet data for the Company presented below are derived from the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements as of and for the fiscal years ended June 30, 1994, 1995, 1996 and 1997 have been audited by Arthur Andersen LLP. The financial information for the fiscal year ended 1993 is derived from the Company's unaudited Consolidated Financial Statements. The selected financial information presented below should be read in conjunction with, and is qualified by reference to, the more detailed information in the Consolidated Financial Statements and notes thereto included elsewhere in this document, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information set forth herein.

                                               Fiscal Year Ended June 30,
                                 --------------------------------------------------------
                                 1993         1994        1995         1996        1997
                                 ----         ----        ----         ----        ----
                                         (In thousands, except per share data)
Income Statement Data:
  Net sales                     $109,364    $144,933    $188,202     $243,969    $316,189
  Cost of goods sold              75,823     100,672     127,917      166,326     213,020
                                --------    --------    --------     --------    --------
  Gross profit                    33,541      44,261      60,285       77,643     103,169
  Operating expenses              28,511      33,026      40,658       52,761      70,976
                                --------    --------    --------     --------    --------
  Operating income                 5,030      11,235      19,627       24,882      32,193
  Interest and other                  --          --          --           --         368
                                --------    --------    --------     --------    --------
  Income before income taxes       5,030      11,235      19,627       24,882      31,825
  Provision for income taxes       2,114       4,522       7,799        9,819      12,518
                                --------    --------    --------     --------    --------
  Net income                    $  2,916    $  6,713    $ 11,828     $ 15,063    $ 19,307
                                ========    ========    ========     ========    ========
  Pro forma net income
    per share(1)                                                     $   0.72    $   0.92
                                                                     ========    ========
  Pro forma weighted average
    shares outstanding(1)                                              20,897      20,932
                                                                     ========    ========
                                                        June 30,
                                 --------------------------------------------------------
                                 1993         1994        1995         1996          1997
                                 ----         ----        ----         ----          ----
                                                    (In thousands)
Balance Sheet Data:
  Working capital               $44,394      $50,670     $51,945     $ 73,263     $ 61,472
  Total assets                   85,835       92,059      98,893      121,045      165,488
  Shareholders' equity           73,815       76,807      76,722       97,991       92,731

                                                Fiscal Year Ended June 30,
                                    ----------------------------------------------------
                                    1993        1994        1995        1996        1997
                                    ----        ----        ----        ----        ----
Selected Operating Data:
  Active direct marketing
    customers(2)(3)                47,000      48,000       59,000      71,000      86,000
  Number of SKUs(3)                50,000      60,000       70,000      80,000     100,000
  Number of publications
    per year                            6           6            9          13          15
  Total number of
    publications mailed         1,416,000   1,403,000    2,285,000   3,048,000   3,224,000
  Direct-mail costs(4)         $1,551,000  $1,401,000   $2,261,000  $3,622,000  $4,318,000
  Showroom and
    distribution facilities(3)          6           7           12          19          28
  Full Service Supply
    Programs:
    Customers(2)(3)                    16          21           29          42          60
    Site locations(3)                  46          54           69          86         120

-------------------------
(1)	Gives effect to (i) the issuance of 20,897,000 shares of Class B Common
Stock to Kennametal for the periods presented and (ii) the assumed issuance for fiscal 1997 of 34,650 shares of Class A Common Stock to fund the excess of dividends over net income for the fiscal year ended
June 30, 1997.

(2)	Number of customers that have purchased products from the Company within the 12 months preceding the relevant period end.

(3)	Represents data at period end.

(4)	Direct-mail costs include direct production and mailing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
	The accompanying financial information of the Company includes the operations of the direct-marketing industrial supply business, namely J&L America, Inc. ("J&L"), a wholly-owned subsidiary of Kennametal, and the integrated industrial supply programs ("Full Service Supply Programs") business of Kennametal prior to the IPO. Prior to April 1, 1997, the Company had no separate legal status or existence. Kennametal incorporated the Company as a Pennsylvania corporation on April 28, 1997.

	In April 1997, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission ("SEC") with respect to the IPO of 20% of the Company's Class A Common Stock ("the Offering"). Upon exercise of the underwriters over-allotment option, Kennametal surrendered to the Company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters from the Company. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20 per share to one of the members of its and the Company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted to Class A Common Stock. Net proceeds received by Kennametal were $400,000. Subsequent to the Offering, 4,917,000 shares of Class A Common Stock were outstanding and Kennametal held 20,237,000 shares of Class B Common Stock. The Company and Kennametal operate as separate companies.

Results of Operations
---------------------
	The following discussion should be read in connection with the consolidated financial statements of JLK (the "Company") and the related footnotes.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996
---------------------------------------------------------------------------
	NET SALES. Net sales for fiscal 1997 were $316.2 million, an increase of 29.6% from $244.0 million in fiscal 1996. Net sales increased primarily because of the addition of five new showrooms, including a new distribution center, the addition of over 20,000 SKUs to the 1997 master catalog, which expanded the product offering to 100,000 SKUs, and from the implementation of Full Service Supply Programs to new customers. Also contributing to the sales revenue was the acquisition of two industrial supply companies during the fourth quarter of fiscal 1997. The acquired companies had annual sales of $36.0 million in their latest fiscal year and provided four additional showrooms in the Midwest. Net sales also rose to a lesser extent because of increased sales to new customers in the United Kingdom and the continued ramp-up of existing Full Service Supply Programs. Excluding the acquisitions, net sales increased 27.4%. At June 30, 1997, the Company operated a total of 28 showrooms, including six distribution centers in the United States and one in the United Kingdom, and provided Full Service Supply Programs to approximately 60 customers covering approximately 120 different facilities, as compared to 19 showrooms, including five distribution centers, in the United States and one in the United Kingdom, and Full Service Supply Programs for 42 customers covering 86 facilities at June 30, 1996.

	GROSS PROFIT. Gross profit for fiscal 1997 was $103.2 million, an increase of 32.9% from $77.6 million in fiscal 1996. Gross margin for fiscal 1997 was 32.6% compared to 31.8% in fiscal 1996. The gross margin improved slightly due to a higher percentage of metalworking products rather than related products sold to Full Service Supply Program customers. This was partly offset by more frequent product promotions and limited introductory pricing on products related to the opening of five new showrooms.

	OPERATING EXPENSES. Operating expenses for fiscal 1997 were $71.0 million, an increase of 34.5% from $52.8 million in fiscal 1996. Operating expenses as a percentage of net sales were 22.4% in fiscal 1997 compared to 21.6% in fiscal 1996. Operating expenses as a percentage of net sales increased as a result of higher costs associated with the start-up of five new showrooms, including a new distribution center, and new Full Service Supply Programs for customers covering over 30 different facilities and from effects related to acquisitions. Such start-up costs included those for additional product promotions, increased direct mail costs and new customer marketing campaigns. Total costs for these items also rose due to increased sales volume. Also included in operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the Company. Charges from Kennametal were $6.3 in fiscal 1997, an increase of 10.7% from $5.7 million in fiscal 1996. Charges from Kennametal as a percentage of net sales were 2.0% in fiscal 1997 compared to 2.3% in fiscal 1996. The increase in total charges from Kennametal resulted partly from higher start-up costs associated with a new client-server information system needed to support higher sales volume. Such charges are expected to decline slightly as a percentage of net sales in coming years. Charges from Kennametal could increase in the future due to the additional costs associated with operating as a public company. However, any such future increases are not expected to be material.

	INCOME TAXES AND NET INCOME. The effective tax rate was 39.3% in fiscal 1997 compared to 39.5% in fiscal 1996. Net income increased 28.2% to $19.3 million in fiscal 1997, as a result of higher sales and an improved gross margin, offset by higher operating expenses.

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995
---------------------------------------------------------------------------
	NET SALES. Net sales for fiscal 1996 were $244.0 million, an increase of 29.6% from $188.2 million in fiscal 1995. Net sales primarily increased due to the addition of seven new showrooms, the addition of over 10,000 SKUs to the 1996 master catalog, bringing the total number of SKUs therein to 80,000, and from the implementation of Full Service Supply Programs for 13 new customers covering 17 different facilities. Net sales also increased to a lesser extent because of additional direct marketing campaigns, from increased sales to new customers in the United Kingdom and the continued ramp-up of existing Full Service Supply Programs. At June 30, 1996, the Company operated a total of 19 showrooms, including five distribution centers in the United States and one in the United Kingdom, and provided Full Service Supply Programs to 42 customers covering 86 different facilities, as compared to 12 showrooms, including five distribution centers, in the United States and one in the United Kingdom, and Full Service Supply Programs for 29 customers covering 69 facilities at June 30, 1995.

	GROSS PROFIT. Gross profit for fiscal 1996 was $77.6 million, an increase of 28.8% from $60.3 million in fiscal 1995. Gross margin for fiscal 1996 was 31.8% compared to 32.0% in fiscal 1995. The gross margin declined slightly as a result of more frequent product promotions and limited introductory pricing on products related to the opening of seven new showrooms. This decline was offset in part by improved gross margins on Full Service Supply Programs due to a higher percentage of sales of metalworking products rather than related products sold to Full Service Supply Program customers in fiscal 1995.

	OPERATING EXPENSES. Operating expenses for fiscal 1996 were $52.8 million, an increase of 29.8%, from $40.7 million in fiscal 1995. Operating expenses as a percentage of net sales were 21.6% in fiscal 1996, the same as in fiscal 1995. Operating expenses increased partly as a result of higher costs associated with the start-up of seven new showrooms and new Full Service Supply Programs for customers covering 17 different facilities. Such start-up costs included those for increased direct mail costs and new customer marketing campaigns. Costs for these items also rose due to increased sales volume. Operating costs also increased due to higher costs for more frequently issued catalogs in the United Kingdom than in fiscal 1995. Operating expenses, however, benefited from the elimination of amortization of a non-compete agreement related to the acquisition of J&L which became fully amortized in fiscal 1995. Charges from Kennametal were $5.7 million in fiscal 1996, an increase of 62.6% from $3.5 million in fiscal 1995. Charges from Kennametal as a percentage of net sales were 2.3%, compared to 1.8% in fiscal 1995. The increase in these charges as a percentage of net sales was attributable to the implementation of a new client-server information system which commenced in fiscal 1995 and other costs necessary to support higher sales volumes.

	INCOME TAXES AND NET INCOME. The effective tax rate was 39.5% in fiscal 1996 compared to 39.7% in fiscal 1995. Net income increased 27.4% to $15.1 million in fiscal 1996 as a result of higher sales, offset by a slightly lower gross margin.

Quarterly Results of Operations and Seasonality
-----------------------------------------------
	The following table sets forth summary unaudited quarterly financial information for fiscal 1997 and 1996. In the opinion of management, such information has been prepared on the same basis as the Consolidated Financial Statements and reflects all necessary adjustments (consisting of only normal recurring adjustments) for a fair presentation of such unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and notes hereto. The operating results are not necessarily indicative of results for any future period as there can be no assurance that any trends reflected in such results will continue in the future.

Selected Quarterly Financial Data
---------------------------------
                                                 Quarter Ended
                              -----------------------------------------------
                              September 30   December 31   March 31   June 30
                              ------------   -----------   --------   -------
                                   (In thousands, except per share data)
FISCAL 1997:
Net sales                        $70,018       $70,744     $84,433    $90,994
Gross profit                      21,945        23,110      27,801     30,313
Net income                         3,970         3,947       5,702      5,688
Pro forma net income per share      0.19          0.19        0.27       0.27

FISCAL 1996:
Net sales                        $52,853       $56,520     $66,616    $67,980
Gross profit                      16,586        18,018      21,368     21,671
Net income                         2,784         3,090       4,862      4,327
Pro forma net income per share      0.13          0.15        0.23       0.21

	Seasonal variations do not have a major effect on the Company's business. However, to varying degrees, traditional summer vacations and holidays often affect the Company's sales levels during the first and second quarters of its fiscal year.

Liquidity and Capital Resources
-------------------------------
	The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, its showroom expansion program in the United States, the addition of new products and Full Service Supply Programs and its direct marketing activities in the United Kingdom.
The Company's primary sources of financing have been cash from operations and borrowings from Kennametal. With the completion of the IPO, the Company anticipates that its cash flows from operations, coupled with the net proceeds from the IPO, will be adequate to support its operations for the foreseeable future.

	Net cash provided by (used in) operating activities was $22.6 million, $(5.0) million and $18.2 million in fiscal 1997, 1996 and 1995, respectively. The increase in cash from operations in fiscal 1997 resulted from higher net income and noncash transactions for services provided by and paid for by Kennametal and from lower working capital requirements. The decrease in cash from operations from fiscal 1995 to fiscal 1996 resulted from an increase in accounts receivable and inventory related to additional SKUs, seven new showrooms and 13 new Full Service Supply Programs, offset in part by higher net income and noncash transactions for services provided by and paid for by Kennametal.

	Net cash used in investing activities was $7.4 million, $1.7 million and $0.9 million in fiscal 1997, 1996 and 1995, respectively. The increase in net cash used in investing activities in fiscal 1997 resulted from the acquisition of two industrial supply companies. The remaining cash used in investing activities in fiscal 1997, 1996 and 1995 was for investments related primarily to capital expenditures for improved information systems and office and computer equipment to accommodate new product offerings and showroom openings.

	In April 1997, the Company acquired all of the outstanding stock of Strelinger. Strelinger, with sales of $30.0 million in 1996, is based in Troy, Michigan, and is engaged in the distribution of metalcutting tools and industrial supplies. The Company paid approximately $3.9 million in cash and assumed certain liabilities totaling approximately $11.0 million. In May 1997, the Company acquired all of the outstanding stock of M&A. M&A, with sales of $6.0 million in 1996, is based in Roseville, Michigan, and is engaged in the distribution of metalcutting tools and industrial supplies. The Company paid approximately $1.2 million in cash and assumed certain liabilities totaling $2.1 million. The Company initially borrowed the necessary funds from Kennametal to pay for these acquisitions and used a portion of the net proceeds of the IPO to repay Kennametal.

	Net cash provided by (used in) financing activities was $(3.0) million, $0.6 million and $(15.4) million in fiscal 1997, 1996 and 1995, respectively. The increase in net cash used for financing activities in fiscal 1997 was due to repayments to Kennametal for amounts previously advanced to the Company for working capital needs, a dividend paid to Kennametal offset by short-term borrowings. The short-term borrowings were made under the Company's line of credit primarily to fund the dividend paid to Kennametal. The decrease in net cash payments to Kennametal from fiscal 1995 to fiscal 1996 was due to increased advances from Kennametal to the Company to fund its working capital needs.

	On April 25, 1997, the Company, through J&L, obtained a $25.0 million line of credit with a bank and borrowed $20.0 million under the line of credit to fund a dividend to Kennametal. Interest payable under the line of credit was based on LIBOR plus 25 basis points and was required to be repaid in full within six months. Kennametal had guaranteed repayment of the line of credit in the event of default by the Company. The line of credit was repaid and canceled in full during July 1997.

	On July 2, 1997, the Company consummated an IPO of approximately
4.9 million shares of common stock at a price of $20 per share. The net proceeds from the IPO were approximately $90.0 million and represented approximately 20% of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20 million of short-term debt related to the dividend paid to Kennametal and $20 million to repay Kennametal for the recent acquisitions and income taxes paid for on behalf of the Company. The remaining proceeds will be used to acquire or construct a new $15-20 million Midwest distribution center, to provide working capital for new showrooms and Full Service Supply Programs and to fund acquisitions. In connection with the IPO, the remaining net proceeds were loaned to Kennametal under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal will maintain unused lines of credit to enable it to repay any portion or all of such loans on demand by the Company.

	The Company anticipates that its accounts receivable will continue to increase due to increased sales levels and from the effects of acquisitions, and that inventory levels will also increase due to the addition of new products, showrooms, Full Service Supply Programs and from acquisitions. Full Service Supply Program sales will experience a gradual reduction in fiscal 1998 due to the termination of the GE Contract as subsequently defined herein. The Company, however, believes that by redeploying its resources to existing Full Service Supply Program customers and by offering Full Service Supply Programs to new customers, it will be able to offset completely by fiscal 1999 the reduction in net sales. The Company believes that cash flows from operations will be sufficient to fund future growth coupled with the net proceeds received from the IPO.

	The Company also believes it will have adequate funds to meet planned capital expenditure needs. However, if the Company were to make any material acquisitions, the Company may be required to obtain debt or equity financing. The Company is not currently engaged in any material acquisition negotiations. However, no assurance can be given that the Company will not negotiate or consummate acquisitions in the near future.

Termination of Large Contract
-----------------------------
	In fiscal 1997, the Company had $316.2 million in net sales of which $54.7 million of net sales were related to a Full Service Supply Program contract with GE for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (the "GE Contract"). The operating margin related to the GE Contract was lower than the Company's other Full Service Supply Program contracts. Many of the products provided by the Company to GE under the GE Contract fell outside of the Company's core focus on metalworking consumables and related products.

	In April 1997, the Company conducted extensive negotiations with GE relating to the continuation of the GE Contract. After careful evaluation, the Company concluded that it was not in its best interest to accede to certain price concessions requested by GE. As a result, GE served notice to the Company that the GE Contract would not be renewed for a significant portion of the manufacturing facilities served by the Company.

	The Company has finalized its plan of disengagement from those manufacturing sites that are not being continued. The Company expects that it will result in a gradual reduction in future sales to GE until the implementation of this disengagement plan is completed, which is expected to occur by November 1998. In fiscal 1998, in conjunction with such disengagement, the Company expects sales to GE to amount to approximately 30% of the total amount received by the Company in fiscal 1997 under the GE Contract. After fiscal 1998, estimated sales to GE for those manufacturing sites that will continue to be served by the Full Service Supply Programs are expected to amount to approximately 10% of the total amount received by the Company in fiscal 1997 under the GE Contract.

	The Company is redeploying its resources related to the GE Contract to take advantage of requests by certain current Full Service Supply Program customers to ramp-up their existing programs at an increased rate as well as to offer Full Service Supply Programs to new customers. However, there can be no assurance that the Company will be able to replace the revenues received from the GE Contract within the foreseeable future period or at all. No other customer accounted for more than 6% of the Company's net sales in fiscal 1997.

New Accounting Standards
------------------------
	In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 on July 1, 1996 and the adoption of SFAS No. 121 did not have an impact on the Consolidated Financial Statements as the statement is consistent with existing Company policy.

	In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, companies may elect to account for stock-based compensation plans using a fair-value-based method or may continue measuring compensation expense for those plans using the intrinsic-value-based method. Companies electing to continue using the intrinsic-value-based method must provide pro forma disclosure of net income and earnings per share as if the fair-value-based method had been applied. Management intends to account for stock-based compensation using the intrinsic-value-based method and, as such, SFAS No. 123 will not have an impact on the Company's results of operations or financial position. The Company's stock compensation plan is discussed in Note 13.

	The FASB also recently issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structures." SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior period earnings per share ("EPS") data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

	SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosure.

Effects of Inflation
--------------------
	Despite modest inflation in recent years, rising costs continue to affect the Company's business. However, the Company does not believe that inflation has had a material effect on its results of operations in recent years. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data
---------------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO JLK DIRECT DISTRIBUTION INC.

	We have audited the accompanying consolidated balance sheets of JLK Direct Distribution Inc. as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JLK Direct Distribution Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                              /s/  ARTHUR ANDERSEN LLP
                                              ------------------------
                                                   Arthur Andersen LLP


Pittsburgh, Pennsylvania
July 21, 1997

                         JLK DIRECT DISTRIBUTION INC.
                       Consolidated Statements of Income
                     (In thousands, except per share data)

                                         Fiscal Year Ended June 30,
                               --------------------------------------------
                                 1997              1996              1995
                                 ----              ----              ----
Net sales                      $316,189          $243,969          $188,202
Cost of goods sold              213,020           166,326           127,917
                               --------          --------          --------
  Gross profit                  103,169            77,643            60,285
Operating expenses               70,976            52,761            40,658
                               --------          --------          --------
Operating income                 32,193            24,882            19,627
Interest expense and other          368                --                --
                               --------          --------          --------
Income before provision for
  income taxes                   31,825            24,882            19,627
Provision for income taxes       12,518             9,819             7,799
                               --------          --------          --------
  Net income                   $ 19,307          $ 15,063          $ 11,828
                               ========          ========          ========
Unaudited data, as adjusted:
Pro forma net income per share $   0.92          $  0.72
                               ========          =======
Pro forma weighted average
  shares outstanding             20,932           20,897
                               ========          =======

       The accompanying notes are an integral part of these statements.

                         JLK DIRECT DISTRIBUTION INC.
                          Consolidated Balance Sheets
                                (In thousands)

                                                    June 30,
                                              -------------------
                                              1997           1996
                                              ----           ----
ASSETS:
Current assets:
  Cash and equivalents                     $ 13,088       $    690
  Accounts receivable, less
    allowance for doubtful accounts
    of  $186 and $175, respectively          42,589         32,520
  Inventories                                70,332         59,302
  Deferred income taxes                       3,260          2,838
                                           --------       --------
    Total current assets                    129,269         95,350
                                           --------       --------
Property, plant and equipment:
  Land and buildings                          2,604          1,073
  Machinery and equipment                     9,630          6,090
  Less accumulated depreciation              (5,202)        (3,191)
                                           --------       --------
    Net property, plant and equipment         7,032          3,972
                                           --------       --------
Other assets:
  Intangible assets, net                     27,927         20,990
  Deferred income taxes                         258             79
  Other                                       1,002            654
                                           --------       --------
    Total other assets                       29,187         21,723
                                           --------       --------
    Total assets                           $165,488       $121,045
                                           ========       ========
LIABILITIES:
Current liabilities:
  Notes payable to banks                   $ 20,295       $     --
  Notes payable to Kennametal                15,805             --
  Accounts payable                           15,460         13,519
  Due to Kennametal and affiliates            7,641          4,861
  Income taxes payable                        4,055          1,966
  Accrued vacation pay                        1,308            777
  Other                                       3,233            964
                                           --------       --------
    Total current liabilities                67,797         22,087
                                           --------       --------
  Other liabilities                           4,960            967
                                           --------       --------
    Total liabilities                        72,757         23,054
                                           --------       --------
SHAREHOLDERS' EQUITY:
  Investments by and advances
    from Kennametal                          92,643         98,038
  Translation adjustment                         88            (47)
                                           --------       --------
    Total shareholders' equity               92,731         97,991
                                           --------       --------
    Total liabilities and
      shareholders' equity                 $165,488       $121,045
                                           ========       ========

       The accompanying notes are an integral part of these statements.

                         JLK DIRECT DISTRIBUTION INC.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                        Fiscal Year Ended June 30,
                                     -------------------------------
                                     1997          1996         1995
                                     ----          ----         ----
OPERATING ACTIVITIES:
Net income                         $19,307       $15,063      $11,828
Adjustments for noncash items:
  Depreciation and amortization      1,768         1,458        1,278
  Noncash transactions
    with Kennametal                  6,266         5,660        3,481
Changes in certain assets and
  liabilities, net of effects from
  acquisitions:
  Accounts receivable               (4,074)      (12,252)       2,100
  Inventories                       (4,390)      (14,914)      (8,697)
  Accounts payable and
    accrued liabilities              1,377         1,278        6,815
  Other                              2,383        (1,287)       1,378
                                   -------       -------      -------
Net cash flow from (used in)
  operating activities              22,637        (4,994)      18,183
                                   -------       -------      -------
INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                     (2,287)       (2,053)      (1,175)
Acquisitions, net of cash           (5,106)           --           --
Other                                   --           337          234
                                   -------       -------      -------
Net cash flow used in
  investing activities              (7,393)       (1,716)        (941)
                                   -------       -------      -------
FINANCING ACTIVITIES:
Increase in short-term debt         27,987            --           --
Cash dividend paid to Kennametal   (20,000)           --           --
Net cash advances by
  (payments to) Kennametal         (10,968)          590      (15,391)
                                   -------       -------      -------
Net cash flow from (used in)
  financing activities              (2,981)          590      (15,391)
                                   -------       -------      -------
Exchange rate effect on cash           135           (44)          (3)
CASH AND EQUIVALENTS:
Net increase (decrease)
  in cash and equivalents           12,398        (6,164)       1,848
Cash and equivalents,
  beginning                            690         6,854        5,006
                                   -------       -------      -------
Cash and equivalents,
  ending                           $13,088       $   690      $ 6,854
                                   =======       =======      =======
SUPPLEMENTAL DISCLOSURE:
Income taxes paid                  $12,518       $10,891      $ 7,575
Interest paid                          368            --           --

       The accompanying notes are an integral part of these statements.

                              JLK DIRECT DISTRIBUTION INC.
                Consolidated Statements of Shareholders' Equity
                                (In thousands)

                                                 June 30,
                                     -------------------------------
                                     1997          1996         1995
                                     ----          ----         ----
Balance at beginning of period     $97,991       $76,722      $76,807
Net income                          19,307        15,063       11,828
Dividend                           (20,000)           --           --
Net cash advances by (payments to)
  Kennametal                       (10,968)          590      (15,391)
Other noncash transactions           6,266         5,660        3,481
Translation adjustment                 135           (44)          (3)
                                   -------       -------      -------
Balance at end of period           $92,731       $97,991      $76,722
                                   =======       =======      =======

       The accompanying notes are an integral part of these statements.

                       JLK DIRECT DISTRIBUTION INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND NATURE OF BUSINESS

	The accompanying consolidated financial statements of JLK Direct Distribution Inc. (the "Company") include the operations of J&L America, Inc. ("J&L"), a wholly-owned subsidiary of Kennametal Inc. ("Kennametal"), and Full Service Supply ("Full Service Supply"), which had been operated as a program of Kennametal. Prior to April 1, 1997, the Company had no separate legal status or existence. Kennametal incorporated the Company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. In anticipation of the initial public offering ("IPO"), (i) Kennametal contributed to the Company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply and (ii) the Company and Kennametal entered into certain contractual arrangements (see Note
14).  The Company and Kennametal operate as separate companies.

	The Company is a global distributor of metalworking consumables and related products to the metalworking industry utilizing mail order catalogs, showrooms and integrated industrial supply programs, which constitutes a single business segment. The Company's executive offices are located in Latrobe, Pennsylvania, and serve both domestic and international markets through its 28 showrooms including six distribution centers and numerous integrated industrial supply programs, with the largest concentration in the Midwest.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	The summary of significant accounting policies is presented below to assist in evaluating the Company's financial statements.

	BASIS OF PRESENTATION. The accompanying consolidated financial statements consist of the financial statements of the Company as described in
Note 1. These statements are presented as if the Company had existed as a corporation separate from Kennametal and include the historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable. Shareholders' equity (which represents Kennametal's 100% interest prior to the IPO) comprises both investments by and non-interest bearing advances from Kennametal. In connection with the IPO which was consummated on July 2, 1997, such amounts were included as part of the Company's permanent equity capitalization (see
Note 14). All operating expenses related to the Company have been appropriately reflected in the Company's consolidated financial statements. All material transactions between entities included in the consolidated financial statements have been eliminated. The accompanying financial statements do not include Kennametal's general corporate debt or an allocation of interest expense.

	For the periods presented, certain operating expenses reflected in the consolidated financial statements include charges for certain services provided by Kennametal. These charges are based on personnel, business volume or other appropriate bases and generally include expenses related to information management and other administrative services. These charges are estimates based on Kennametal management's best estimate of actual expenses. It is management's opinion that the expenses charged to the Company are reasonable and are representative of the expenses the Company would have incurred on a stand-alone basis.

	USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	CASH EQUIVALENTS. Cash equivalents as reflected in the consolidated financial statements represents the Company's position in Kennametal's centralized cash management system. Kennametal considers temporary cash investments having original maturities of three months or less as cash equivalents. Cash equivalents consist principally of investments in money market funds and certificates of deposit.

	INVENTORIES are carried at the lower of cost using the first-in, first-out (FIFO) method or market.

	PROPERTY, PLANT AND EQUIPMENT are carried at cost. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in net income. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years.

	ADVERTISING AND CATALOG COSTS. Advertising costs are expensed as incurred. The costs of producing and distributing the Company's catalog are deferred and are included in other assets in the Company's balance sheet. These costs are amortized over the life of the catalog which typically is one year or less.

	PRE-OPENING COSTS related to showrooms, distribution centers and new integrated supply contracts are expensed as incurred.

	INTANGIBLE ASSETS. Goodwill includes an allocation from Kennametal for the excess of costs over the fair value of net assets acquired related to the historical acquisition costs of the Company and includes the excess of cost over net assets of acquired companies. Goodwill is being amortized on a straight-line basis over periods not exceeding 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Other intangibles assets arising from acquisitions consist of employee retention and non-compete agreements and are being amortized over the life of the agreements which range between three and five years.

	INCOME TAXES. The provision for Federal and state income taxes has been calculated as if the Company were a stand-alone corporation filing separate tax returns. Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is "more likely than not" that some or all of a deferred tax asset will not be realized.

	FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Company's international operation are translated into U.S. dollars using year-end exchange rates, while sales and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a separate component of shareholders' equity.

	PRO FORMA EARNINGS PER SHARE is computed using the weighted average number of shares outstanding during the year. Pro forma weighted average common shares outstanding have been presented on a basis that gives pro forma effect to (i) the issuance of the Class B Common Stock for the periods presented and (ii) the assumed issuance for fiscal 1997 of 34,650 shares of Class A Common Stock to fund the excess of dividends over net income for fiscal 1997.

	REVENUE RECOGNITION. The Company recognizes revenue from product sales upon transfer of title to the customer.

	NEW ACCOUNTING STANDARDS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 on July 1, 1996, and the adoption of SFAS No. 121 did not have an impact on the consolidated financial statements, as the statement is consistent with existing Company policy.

	In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, companies may elect to account for stock-based compensation plans using a fair-value-based method or may continue measuring compensation expense for those plans using the intrinsic-value-based method. Companies electing to continue using the intrinsic-value-based method must provide pro forma disclosures of net income and earnings per share as if the fair-value-based method had been applied. Management intends to account for stock-based compensation using the intrinsic-value-based method, and as such, SFAS No. 123 will not have an impact on the Company's results of operations or financial position. The Company's stock compensation plan is discussed in Note 13.

	The FASB also recently issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structures."
SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior period earnings per share ("EPS") data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

	SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosure.

3.  ACQUISITIONS

	In April 1997, the Company acquired all of the outstanding stock of the Strelinger Company ("Strelinger"). Strelinger, with sales of $30.0 million in 1996, is based in Troy, Michigan, and is engaged in the distribution of metalcutting tools and industrial supplies. The Company paid approximately $3.9 million in cash and assumed certain liabilities totaling approximately $11.0 million. In May 1997, the Company acquired all of the outstanding stock of Mill & Abrasive Supply, Inc. ("M&A"). M&A, with sales of $6.0 million in 1996, is based in Roseville, Michigan, and is engaged in the distribution of metalcutting tools and industrial supplies. The Company paid approximately $1.2 million in cash and assumed certain liabilities totaling $2.1 million.

	The acquisitions have been accounted for using the purchase method of accounting with the purchase price being allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3.6 million and has been recorded as goodwill.

	The net purchase price of the acquisitions was allocated as follows:

(In thousands)
--------------
Current assets                                   $12,660
Property, plant & equipment                        1,687
Other long-term assets                               250
Goodwill                                           3,629
Current liabilities                              (13,120)
                                                --------
    Purchase price, net of cash                  $ 5,106
                                                 =======

	The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. On a pro forma basis, as if the acquisitions had taken place at the beginning of fiscal 1997 and 1996, consolidated net sales would have been $352.4 million and $278.3 million, respectively. The pro forma impact on net income and earnings per share would not be materially different from the amounts reported in fiscal 1997 and 1996.

	In connection with the acquisitions, the Company also entered into employee retention and non-compete agreements which amounted to approximately $4.1 million. The agreements will be amortized over their respective life which ranges between three and five years.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following:
                                                As of June 30,
                                              -----------------
                                              1997         1996
                                              ----         ----
                                                (In thousands)

Goodwill                                    $28,800      $25,167
Other intangible assets                       4,075           --
                                            -------      -------
                                             32,875       25,167
Accumulated amortization                     (4,948)      (4,177)
                                            -------      -------
                                            $27,927      $20,990
                                            =======      =======
5.  LEASES

	The operations of the Company are conducted on leased premises, primarily leased from related parties. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2005. At June 30, 1997, approximate minimum annual rentals on such leases are as follows:

                                          Total
                                       (including
                                      Related Party         Related Party
                                       Commitments)          Commitments
                                      -------------         -------------
                                                (In thousands)

1998                                      $2,963               $1,201
1999                                       2,687                1,188
2000                                       2,075                1,181
2001                                       1,161                  788
2002                                         165                   11
2003 and thereafter                          177                   11

	Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for the fiscal years ended 1997, 1996 and 1995 was approximately $2.8 million, $2.3 million and $1.8 million, respectively, including approximately $1.2 million, $1.1 million, and $0.8 million, respectively, paid to related parties. In the opinion of the Company's management, these leases with related parties are on terms that approximate fair market value.

6.  COMMITMENTS AND CONTINGENCIES

	The Company has available a credit facility with a bank aggregating $2.0 million, with interest payable at the prevailing prime interest rate. The credit facility may be terminated at the option of the bank or the Company. At June 30, 1997, no amounts were outstanding under the credit facility.

	On April 25, 1997, the Company, through J&L, obtained a $25.0 million line of credit with a bank and borrowed $20.0 million under the line of credit to fund a dividend to Kennametal. Interest payable under the line of credit was based on LIBOR plus 25 basis points and was required to be repaid in full within six months. Kennametal had guaranteed repayment of the line of credit in the event of default by the Company. The line of credit was repaid and canceled in full during July 1997.

7.  INCOME TAXES

	The provision for income taxes consisted of the following:

                                             1997        1996        1995
                                             ----        ----        ----
                                                    (In thousands)
Current income taxes:
  Federal                                  $11,410      $9,454      $6,559
  State                                      1,709       1,421         987
                                           -------      ------      ------
  Total                                     13,119      10,875       7,546
Deferred income taxes                         (601)     (1,056)        253
                                           -------      ------      ------
Provision for income taxes                 $12,518      $9,819      $7,799
                                           =======      ======      ======
Effective tax rate                           39.3%       39.5%       39.7%
                                           =======      ======      ======

	The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:

                                             1997        1996        1995
                                             ----        ----        ----
                                                    (In thousands)

Income taxes at U.S. statutory rate        $11,139      $8,709      $6,869
State income taxes, net of
  federal tax benefits                       1,064         835         660
Nondeductible goodwill                         237         223         223
Other                                           78          52          47
                                           -------      ------      ------
Provision for income taxes                 $12,518      $9,819      $7,799
                                           =======      ======      ======

	Deferred tax assets and liabilities consisted of the following:

                                                    1997          1996
                                                    ----          ----
                                                      (In thousands)
Deferred tax assets (liabilities):
  Inventory valuation and reserves                $2,891        $2,589
  Accrued vacation and workers compensation          275           172
  Property, plant and equipment                     (264)         (291)
  Postretirement benefits                            160           120
  Pension benefits                                   362           250
  Other                                               94            77
                                                  ------        ------
Net deferred tax assets                           $3,518        $2,917
                                                  ======        ======

8.  PENSION BENEFITS

	The Company participates in Kennametal's Retirement Income Plan (the "Plan") which covers substantially all of the Company's employees. The benefits provided by the Plan are measured by length of service, compensation and other factors and are funded by a trust established under the Plan. The Kennametal Plan is currently overfunded and complies with the funding requirements of ERISA. Plan assets consist principally of common stocks, corporate bonds and U.S. government securities.

	The following table provides the details of the components of pension expense for the Company. It is not practicable to determine the funded status of the portion of the Plan that relates to the Company. On an overall basis, the funded assets of the Plan were in excess of the projected benefit obligation as of June 30, 1997 and 1996.

	The components of net pension cost for the Company's portion of the Plan were as follows:

                                             1997        1996        1995
                                             ----        ----        ----
                                                    (In thousands)

Service cost                                  $601        $515        $420
Interest cost                                  332         275         366
Return on plan assets                       (1,110)       (422)       (529)
Net amortization and deferral                  471         (57)        (48)
                                              ----        ----        ----
Net pension cost                              $294        $311        $209
                                              ====        ====        ====

	The Company also participates in Kennametal's 401(k) Thrift Plan for employees. The charge to operations incurred by the Company for contributions totaled $0.5 million, $0.4 million and $0.3 million in fiscal 1997, 1996 and 1995, respectively.

9.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

	The Company participates in Kennametal's sponsored plan whereby certain health care and life insurance benefits are provided for retired employees. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company. These benefits are currently unfunded.

	The components of other postretirement benefit costs for the Company's plan were as follows:

                                             1997         1996        1995
                                             ----         ----        ----
                                                     (In thousands)

Service cost                                 $ 74         $66         $56
Interest cost                                  28          19          13
Net amortization and deferral                   1          --          --
                                             ----         ---         ---
Postretirement benefit costs                 $103         $85         $69
                                             ====         ===         ===

	In 1995, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under this standard, employers must accrue the cost of separation and other benefits provided to former or inactive employees after employment but before retirement. The Company's previous practice was to generally accrue these costs as they arose. The adoption of this standard did not have a material impact on the consolidated financial statements. Postemployment benefit costs were not significant in 1997, 1996 and 1995.

10.  FINANCIAL INSTRUMENTS

Fair Value
----------
	The Company had $13.1 million in cash and equivalents at June 30, 1997, which approximates fair value because of the short maturity of these investments.

Concentrations of Credit Risk
-----------------------------
	Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. With respect to trade receivables, concentrations of credit risk are somewhat reduced because the Company serves numerous customers in many industries and geographic areas. As of June 30, 1997 and 1996, receivables with the Company's five largest accounts represented 22% and 35%, respectively, of total accounts receivables (see Note 11).

11.  SIGNIFICANT CUSTOMERS

	The Company operates predominantly in one industry segment, that being distribution of metalworking consumables and related products to the metalworking industry utilizing mail order catalogs, showrooms and integrated industrial supply programs. During fiscal 1997, 1996 and 1995, sales to one customer amounted to 17%, 21% and 22% of total sales, respectively. Sales outside of the United States were approximately $9.4 million and $5.1 million during fiscal 1997 and 1996, respectively. These sales were principally to customers in the United Kingdom.

	For the fiscal year ended June 30, 1997, the Company had $316.2 million in net sales of which $54.7 million of net sales were related to a Full
Service Supply Program contract with General Electric Corporation ("GE") for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (the "GE Contract"). The operating margin related to the GE Contract was lower than the Company's other Full Service Supply Program contracts. Many of the products provided by the Company to GE under the GE Contract fell outside of the Company's core focus on metalworking consumables and related products.

	In April 1997, the Company conducted extensive negotiations with GE relating to the continuation of the GE Contract. After careful evaluation, the Company concluded that it was not in its best interest to accede to certain price concessions requested by GE. As a result, GE served notice to the Company that the GE Contract would not be renewed for a significant portion of the manufacturing facilities served by the Company.

	The Company has finalized its plan of disengagement from those manufacturing sites that are not being continued. The Company expects that it will result in a gradual reduction in future sales to GE until the implementation of this disengagement plan is completed, which is expected to occur by November 1998. In fiscal 1998, in conjunction with such disengagement, the Company expects sales to GE to amount to approximately 30% of the total amount received by the Company in fiscal 1997 under the GE Contract. After fiscal 1998, estimated sales to GE for those manufacturing sites that will continue to be served by the Full Service Supply programs are expected to amount to approximately 10% of the total amount received by the Company in fiscal 1997 under the GE Contract.

	The Company is redeploying its resources related to the GE Contract to take advantage of requests by certain current Full Service Supply program customers to ramp-up their existing programs at an increased rate as well as to offer Full Service Supply programs to new customers. However, there can be no assurance that the Company will be able to replace the revenues received from the GE Contract within the foreseeable future period or at all. No other single customer accounted for more than 6% of the Company's total net sales in fiscal 1997.

12.  RELATED PARTY TRANSACTIONS

	The Company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries totaled $30.4 million in 1997, $18.6 million in 1996 and $11.4 million in 1995. Sales to these entities totaled $12.3 million in 1997, $11.4 million in 1996 and $11.4 million in 1995.

	The Company receives from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the Company are reflected in operating expenses in the accompanying statements of income. In addition, costs charged to the Company by Kennametal, totaling $6.3 million in 1997, $5.7 million in 1996 and $3.5 million in 1995 are included in the accompanying statements of income. Kennametal will continue to provide services to the Company in the future in accordance with the terms of the intercompany agreements described in Note 14. The amounts charged pursuant to these intercompany agreements reflect the actual costs of providing these services which include the additional costs associated with operating as a public company. However, the increase in these charges is not expected to be material in the future. Following the IPO discussed in Note 14, the Company has remitted cash to Kennametal in payment of such operating expense allocations.

13.  STOCK OPTION AND INCENTIVE PLAN

Effective June 27, 1997, the Company adopted a stock option and incentive plan (the "Plan") under which directors, officers and employees may be granted options to purchase shares of Class A Common Stock. The Plan authorizes the issuance of up to 2,000,000 shares of Class A Common Stock. Options are granted at fair market value at the date of grant and are exercisable under specified conditions for up to 10 years from the date of grant. Under provisions of the Plan, participants may deliver to the Company stock in payment of the option price and receive credit for the fair market value of the shares of Class A Common Stock delivered on the date of delivery.

Under the Plan, shares also may be awarded to eligible employees without payment. The Plan also specifies such shares to be awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions or forfeitures.

The Company adopted the disclosure requirements of SFAS No. 123 effective with the 1997 consolidated financial statements but elected to continue to measure compensation expense in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized in the accompanying consolidated financial statements. If compensation cost had been determined based on the value of options granted, consistent with the methodology in SFAS No. 123, net income and pro forma earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands)
--------------
Net income:
      As reported                                $19,307
      Pro forma                                   17,271

Pro forma net income per share:
      As reported                                $  0.92
      Pro forma                                     0.82

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

      Risk-free interest rate                      6.49%
      Expected life (years)                           5
      Expected volatility                            30%
      Expected dividend yield                       0.0%

A summary of stock option activity is set forth below:

                                                            Weighted Avg.
                                          Options           Exercise Price
                                          -------           --------------
Options outstanding, beginning of year         --                    --
Granted                                   513,500                $20.00
Exercised                                      --                    --
Lapsed and forfeited                           --                    --
                                          -------                ------
Options outstanding, end of year          513,500                $20.00
                                          -------                ------
Options exercisable, end of year               --                    --
                                          -------                ------
Weighted average fair value of
options granted during the year                --                $ 6.50

14.  SUBSEQUENT EVENTS

Reorganization
--------------
	The Company was incorporated in April 1997. The authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock ("Class A Common Stock"), par value $.01 per share, 50,000,000 shares of Class B Common Stock ("Class B Common Stock"), par value $.01 per share, and 25,000,000 shares of Preferred Stock, par value $.01 per share. The holders of Class A Common Stock and Class B Common Stock generally have identical rights except that holders of Class A Common Stock are entitled to one vote per share, while holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by the Company's shareholders.
Immediately prior to the effective date of the IPO described below, Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

Common stock offering
---------------------
	In April 1997, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission ("SEC") with respect to the IPO of up to 20% of the Company's Class A Common Stock ("the Offering"). Upon exercise of the underwriters over-allotment option, Kennametal surrendered to the Company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters from the Company. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20 per share to one of the members of its and the Company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted to Class A Common Stock. Net proceeds received by Kennametal were $400,000. Subsequent to the Offering, 4,917,000 shares of Class A Common Stock were outstanding and Kennametal held 20,237,000 shares of Class B Common Stock.

	Upon consummation of the Offering on July 2, 1997, the net proceeds from the Offering, after deducting underwriting discounts and estimated expenses, were approximately $90.0 million and will be used: (i) to repay $20.0 million of indebtedness related to a dividend paid to Kennametal on April 28, 1997,
(ii) to repay amounts due to Kennametal totaling approximately $20.0 million related to acquisitions and income taxes, (iii) to spend $15-20 million to acquire or construct a new Midwest distribution center in the Detroit, Michigan metropolitan area, which is expected to be approximately 200,000 to 250,000 square feet in size and should be in operation by June 30, 1999,
(iv) to provide working capital for new showrooms and Full Service Supply Programs and (v) to fund acquisitions. Pending such uses, the net proceeds were loaned to Kennametal in exchange for a note bearing interest at a fluctuating rate equal to Kennametal's short term borrowing costs which provides for the repayment of amounts due thereunder on demand by the Company. Kennametal maintains unused lines of credit to enable it to repay any portion or all of such loans on demand by the Company.

	The Company and Kennametal have entered into a number of agreements, which became effective upon completion of the Offering, for the purpose of defining certain relationships between them. As a result of Kennametal's ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arm's-length negotiations. Management believes that the fees charged by Kennametal are reasonable and such fees are representative of the expenses that the Company would incur on a stand alone basis. The agreements primarily have initial terms of ten years. The following summaries of these agreements are qualified in all material respects by the terms and conditions of such agreements.

ADMINISTRATIVE SERVICES AGREEMENT

	The Company and Kennametal entered into an intercompany administrative services agreement with respect to services to be provided by Kennametal to the Company. The administrative services agreement provides that such services will be provided in exchange for fees which, generally, (i) in the case of services purchased by Kennametal from third parties for the Company, will be based upon the incremental cost charged by such third parties to Kennametal for such services provided to the Company and (ii) in the case of services directly provided by Kennametal, will be based on the estimated costs, including a reasonable allocation of direct and indirect overhead costs, incurred by Kennametal for the services it provides directly to the Company. The services initially to be provided by Kennametal to the Company include, among other things, certain treasury, general accounting and administrative services including, tax, risk management, human resources, legal, internal audit, marketing, executive time and space, and information systems services. The administrative services agreement also provides that Kennametal will arrange and administer all existing insurance arrangements and may continue coverage of the Company under Kennametal's insurance policies and will allow eligible employees of the Company to participate in all of Kennametal's benefit plans.

LEASE AGREEMENT

	The Company and Kennametal entered into a lease agreement pursuant to which Kennametal will lease to the Company space within buildings located on Kennametal's premises.

SHARED FACILITIES AGREEMENTS

	The Company and Kennametal entered into shared facilities agreements pursuant to which each company will sublease to the other company the facilities which are leased by either of the companies and shared with the other company. The shared facilities agreements provide that the relevant sublessor will lease space to the sublessee at a rental rate equal to a pro rata share (based on square feet occupied) of all costs and expenses (principally fixed rent) under the relevant lease. The Company's management believes that the rental rates payable by the Company are commensurate with market rates.

PRODUCT SUPPLY AGREEMENT

	The Company and Kennametal entered into a product supply agreement pursuant to which Kennametal agrees to supply and the Company agrees to purchase from Kennametal all of the Company's requirements for metalworking consumables and related products direct-marketed by the Company, and Kennametal further agrees to supply all metalworking consumables and related products requested pursuant to Full Service Supply programs, except as otherwise agreed from time to time between the Company and Kennametal. The Company is entitled to purchase products for its direct-marketing business at prices discounted from Kennametal's published price for each such product depending upon the volume of each such product purchased by the Company.

TAX-SHARING AGREEMENT

	Pursuant to the tax-sharing agreement, the Company makes payments to Kennametal determined as though the Company were to file separate federal, state and local income tax returns.

TRADEMARK LICENSE AGREEMENT

	The Company and Kennametal entered into a trademark license agreement which provides, among other things, for the grant to the Company by Kennametal of a non-exclusive license to use Kennametal trademarks in connection with the Company's business. The Company has also granted to Kennametal a non-exclusive license to use the Company's trademarks and tradenames on terms similar to those granted by Kennametal to the Company.

INDEMNIFICATION AGREEMENT

	Under the indemnification agreement, subject to limited exceptions, the Company is required to indemnify Kennametal and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the Offering, including liabilities arising out of or based upon alleged misrepresentations in or omissions from this Registration Statement. The indemnification agreement also provides that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives
(the "Indemnified Party") for liabilities that may be incurred by the Indemnified Party relating to, resulting from or arising out of: (i) the businesses and operations conducted or formerly conducted, or assets owned or formerly owned, by the Indemnifying Party and its subsidiaries (except, in the case where Kennametal is the Indemnifying Party, such businesses, operations and assets of the Company and its subsidiaries); or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering, except to the extent caused by the Indemnified Party. The indemnification agreement also provides that the Company will indemnify Kennametal for any liabilities incurred under guarantees of leases.

NON-COMPETITION AND CORPORATE OPPORTUNITIES ALLOCATION AGREEMENT

	Pursuant to a non-competition and corporate opportunities allocation agreement (the "Corporate Opportunities Agreement") entered into between Kennametal and the Company: (i) Kennametal agrees for as long as the other intercompany agreements remain in effect (whose current term is 10 years)
(A) not to compete with the Company in the business of direct marketing of a broad range of metalworking consumables and related products through catalogs, monthly promotional flyers, additional mailings and advertisements, telemarketing efforts, direct-sales efforts and showrooms targeted at small and medium-sized metalworking shops, as well as the supply of consumable tooling and related metalworking products at designated manufacturing plants of large industrial customers through integrated supply programs, (the "Base Business") except where the Company has been offered by Kennametal or its affiliates or a third party, the right to acquire a business which falls under the Base Business at fair market value, and the Company's Board of Directors has determined, for whatever reason, that the Company shall not acquire such business, and (B) not to sell, offer to sell, distribute or otherwise make available Kennametal manufactured and branded products to anyone who intends to direct market such products and therefore competes with the Company's direct-marketing program except, with respect to those contracts, arrangements or relationships in existence on the date of the Corporate Opportunities Agreement or with the prior written consent of the Company; and (ii) the Company agrees for as long as the other intercompany agreements remain in effect not to sell, offer to sell, distribute or otherwise make available any products which compete directly or indirectly with Kennametal without the prior written consent of Kennametal, except in connection with the provision of integrated industrial supply programs as may be required specifically by customers thereof.

INTERCOMPANY DEBT/INVESTMENT AND CASH MANAGEMENT AGREEMENT

	The Company and Kennametal entered into an Intercompany Debt/Investment and Cash Management Agreement (the "Cash Management Agreement") under which the Company will continue to participate in Kennametal's centralized cash management system. The Cash Management Agreement provides for a daily transfer from the Company's cash accounts to Kennametal's centralized cash accounts and daily funding of the disbursements of the Company from such Kennametal cash account. The Company receives interest on net cash flows to Kennametal's centralized cash accounts and is charged interest on net borrowings from the Kennametal centralized cash accounts at a rate equal to the all-in interest rate available to Kennametal from outside sources for short-term borrowings or investments, depending upon the overall position of the centralized cash accounts. The Company pays for this service pursuant to the Administrative Services Agreement and reimburses Kennametal for an allocable portion of Kennametal's facility and/or commitment fees under its credit lines.

WAREHOUSING AGREEMENTS

	The Company and Kennametal entered into separate warehousing agreements with respect to (i) Kennametal distribution centers and warehouses which store products for the Company and (ii) Company distribution centers and warehouses that store products for Kennametal. The terms of each warehousing agreement provide for the warehouser to store the warehousee's products in the warehouses segregated and separate from the warehouser's products and upon request by the warehousee to ship its products from these warehouses to the warehousee's customers. The warehousee pays to the warehouser a charge for each of the products picked, packed and shipped based upon an allocation of costs (including overhead) incurred by the warehouser at these warehouses.

CORPORATE AGREEMENT

	The Company and Kennametal entered into a corporate agreement under which the Company grants to Kennametal a continuing option, transferable, in whole or in part, to any of its affiliates, to purchase, under certain circumstances, additional shares of Class B Common Stock or Class A Common Stock (the "Stock Option"). The Stock Option may be exercised by Kennametal simultaneously with the issuance of any equity security of the Company or immediately prior to a Tax-Free Spin-Off to the extent necessary to maintain its then existing percentage of the total voting power and economic value of the Company at 80% of all outstanding Common Stock or, in connection with a Tax-Free Spin-Off, in order to acquire stock ownership necessary to effect a Tax-Free Spin-Off. The purchase price of the shares of Common Stock purchased upon any exercise of the Stock Option, subject to certain exceptions, will be based on the market price of the Class A Common Stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following table sets forth information with respect to the executive officers of the Company who were elected to the positions listed in April
1997. The table also sets forth information with respect to the directors of the Company who were elected to the positions listed on June 24, 1997.

Name                          Age   Position
----                          ---   --------
Michael W. Ruprich            41    President and Director
Kenneth M. McHenry            41    Vice President-Sales and Marketing
Roland E. Lazzaro             38    Vice President-Operations
Michael J. Mussog             33    Vice President and Chief Financial Officer
Richard C. Alberding          66    Director
Jeffery M. Boetticher         46    Director
Irwin L. Elson                58    Director
Aloysius T. McLaughlin, Jr.   62    Director
Robert L. McGeehan            60    Director
William R. Newlin             56    Chairman of the Board

	MICHAEL W. RUPRICH has served as President of the Company since April 1997 and as Director of Global Marketing and Sales of Kennametal since
July 1996. He was elected a Kennametal Vice President in 1994. He served from 1994 to 1996 as President of J&L, from 1993 to 1994 as General Manager of J&L, from 1992 to 1993 as National Sales and Marketing Manager and prior thereto, as General Manager-East Coast Region of J&L. He resigned his positions with Kennametal upon consummation of the Offering.

	KENNETH M. MCHENRY has served as Vice President-Sales and Marketing since April 1997. Prior thereto, he served from September 1993 to June 1997 as National Sales Manager of J&L. From 1990 to September 1993, he was managing partner of Flow Solutions Company (manufacturer's representative specializing in industrial instrumentation and process control equipment).

	ROLAND E. LAZZARO has served as Vice President-Operations since
April 1997. Prior thereto, he served from May 1994 to June 1997 as Director, Branch Development of J&L, from June 1992 to May 1994 as General Manager-East Coast Region of J&L and from November 1990 to June 1992 as Controller of J&L.

	MICHAEL J. MUSSOG has served as Vice President and Chief Financial Officer since April 1997. Prior thereto, he served from September 1996 to June 1997 as Manager, Strategic Sales and Marketing Planning of Kennametal, from April 1995 to August 1996 as Chief Financial Officer of J&L and from February 1993 to March 1995 as Manager, External Reporting of Kennametal. Mr. Mussog is a certified public accountant and prior to joining Kennametal was an Audit Manager for Price Waterhouse LLP.

	RICHARD C. ALBERDING is retired, having served as Executive Vice President, Marketing and International, of Hewlett-Packard Company (a designer and manufacturer of electronic products for measurement and computation). He is also a director of Kennametal, Walker Interactive Systems, Inc., Sybase, Inc., Digital Microwave Corp., Paging Network, Inc., Quickturn Design Systems Inc. and Digital Link Corporation.

	JEFFERY M. BOETTICHER is the Chief Executive Officer of Black Box Corporation (a leading worldwide direct marketer of computer communications and technical service provider of networking solutions), having also served as President of Black Box Corporation from June 1994 through May 1997. Since March 1991, he has been President and Chief Executive Officer of Black Box Corporation of Pennsylvania, a wholly-owned subsidiary of Black Box Corporation. He is also a director of Holden Corporation, CME Information Services, Inc. and the Pittsburgh High Technology Council.

	IRWIN L. ELSON, a co-founder of J&L, is retired. He served as President of J&L from July 1996 until shortly prior to the Offering and had been a Vice President of Kennametal from 1990, when it acquired J&L, to August 1994.

	ALOYSIUS T. MCLAUGHLIN, Jr. is retired, having served as Vice Chairman of Dick Corporation (a national general contractor), from 1993 to 1995 and as President and Chief Operating Officer from 1985 to 1993. Mr. McLaughlin is a director of Kennametal.

	ROBERT L. MCGEEHAN has been President of Kennametal since July 1989 and its Chief Executive Officer since October 1991. He served as Director of Metalworking Systems Division of Kennametal from 1988 to 1989 and as General Manager of Machining Systems Division from 1985 to 1988. He has been a director of Kennametal since 1989.

	WILLIAM R. NEWLIN has been Managing Director of Buchanan Ingersoll Professional Corporation (attorneys at law) for more than the past five years. He also serves as a Managing General Partner of CEO Venture Funds (private venture capital funds). He has been a director of Kennametal since 1982 and its Chairman of the Board since October 1996. He is also a director of Black Box Corporation, National City Bank of Pennsylvania, Parker/Hunter Incorporated, the Pittsburgh High Technology Council and CME Information Services, Inc. The law firm of which Mr. Newlin is a member performed services for the Company and Kennametal during fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

Board Committees and Director Compensation
------------------------------------------
	The Audit Committee of the Board is comprised of Messrs. Alberding and Boetticher. The Audit Committee's primary function is to evaluate management's performance of its financial reporting responsibilities. The Committee is also charged with reviewing the internal financial and operational controls of the Company and with monitoring the fees, results and effectiveness of annual audits and the independence of the public accountants.

	The Compensation Committee of the Board is comprised of Messrs. McGeehan and McLaughlin. The Compensation Committee generally, excluding the President whose compensation shall be recommended by the Compensation Committee but determined by the Board, is responsible for establishing salaries, bonuses and other compensation for the Company's executive officers and for administering the Company's compensation plans, including two plans the Company adopted prior to the Offering-the JLK Direct Distribution Inc. 1997 Stock Option and Incentive Plan (the "1997 Plan") and the JLK Direct Distribution Inc.
Management Bonus Plan (the "JLK Bonus Plan"), each of which is more fully described below.

	Members of the Board of Directors who are not employees of the Company will receive an annual retainer of $20,000 for membership on the Board of Directors. In addition, a fee of $1,000 will be paid for attendance at each committee meeting.

Executive Compensation
----------------------
	The Company was formed in April 1997. Prior to the Offering, the Company did not have a separate Compensation Committee or other board committee performing similar functions. These functions were performed by the Board of Directors, Committee on Executive Compensation and executive officers of Kennametal.

The following table sets forth the compensation paid by Kennametal to the Company's chief executive officer, Mr. Ruprich, during the last three fiscal years and during the last completed fiscal year to each of the other three executive officers of the Company (the "Named Executive Officers").

                                SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                    Compensation
                                                                       Awards
                                                                     Securities   All Other
                                  -----Annual Compensation-----      Underlying    Compen-
Name and Principal Position       Year(1)    Salary    Bonus(2)        Options    sation (3)
---------------------------       -------    ------    --------        -------    ----------
Michael W. Ruprich,                1997     $264,508   $120,000      100,000(6)     $5,045
President(4)(5)                                                       12,500(7)
                                   1996      197,968    103,696       11,000         5,045
                                   1995      178,384    123,270       11,334         4,500

Kenneth M. McHenry,                1997      120,045     35,308       50,000(6)      4,500
Vice President-Sales                                                   3,000(7)
and Marketing

Roland E. Lazzaro,                 1997      113,049     36,873       50,000(6)      4,400
Vice President-Operations                                              2,000(7)

Michael J. Mussog,                 1997      105,044     25,000       50,000(6)      3,900
Vice President and Chief                                               2,000(7)
Financial Officer

------------------------
(1)	In accordance with the rules promulgated by the Securities and Exchange
Commission (the "Commission"), only the information with respect to the most recently completed fiscal year is required in the Summary
Compensation Table except for information that was previously reported to the Commission.

(2)	Includes, for each of the Named Executive Officers, bonuses paid in shares of Capital Stock, par value $1.25 per share, of Kennametal
("Kennametal Capital Stock"), or in stock credits representing
Kennametal Capital Stock ("Kennametal Stock Credits") as elected by the individual under Kennametal's Performance Bonus Stock Plan of 1995 described below.

(3)	This figure includes amounts contributed by Kennametal under the
Kennametal Inc. Thrift Plan. Eligible employees may elect to contribute 2% to 12% of their monthly compensation (salary and, if applicable, bonus) to this plan. Kennametal contributes to each participant's account an amount equal to one-half of that portion of the employee's contribution which does not exceed 6% of the employee's compensation. Contributed sums are invested in proportions as directed by the employee among five different types of equity funds (including the Kennametal Capital Stock fund), a Fixed Income Fund and three balanced funds (consisting of both equity and fixed income securities), each managed by investment management companies, and can be withdrawn by the employee only upon the occurrence of certain events. Certain terms of the plan are designed to make available to participants the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), which permit elective employee contributions on a pre-tax basis.

(4)	Mr. Ruprich was President of J&L, then a wholly owned subsidiary of
Kennametal and, after the Offering, a wholly owned subsidiary of the Company, until June 30, 1996. Effective July 1, 1996, Mr. Ruprich was named Director of Global Marketing and Sales, Kennametal. Mr. Ruprich was named President of the Company upon its formation.

(5)	All other compensation for Mr. Ruprich in each year includes imputed income based upon premiums paid by Kennametal to secure and maintain for certain officers, including all executive officers of Kennametal who elect to participate, a $500,000 term life insurance policy on the life of such officer until he or she reaches age 65.

(6)	Represents options to purchase shares of the Company's Class A Common
Stock.

(7)	Represents options to purchase shares of Kennametal's capital stock.

	The annual base salaries of the Named Executive Officers are as follows:
Michael W. Ruprich, $350,000; Kenneth M. McHenry, $170,000; Roland E. Lazzaro, $150,000; and Michael J. Mussog, $160,000. The Company has adopted the JLK Management Bonus Plan and the 1997 Stock Option and Incentive Plan, each of which is more fully described below. Annual bonus opportunities for each of the Named Executive Officers under the JLK Management Bonus Plan will be set at the following percentage of annual base salary: Michael W. Ruprich, 66%; Kenneth M. McHenry, 60%; Roland E. Lazzaro, 45%; and Michael J. Mussog, 50%.
In addition, the Company has granted, pursuant to the terms of the 1997 Stock Option and Incentive Plan, options to purchase Class A Common Stock at the IPO price to the Named Executive Officers in the following share amounts: Michael
W. Ruprich, 100,000; Kenneth M. McHenry, 50,000; Roland E. Lazzaro, 50,000;
and Michael J. Mussog, 50,000. The Company has also granted to each non-employee director of the Company options to purchase 15,000 shares of Class A Common Stock at the IPO price pursuant to the 1997 Plan.

Kennametal Management Performance Bonus Plan
--------------------------------------------
	Bonus amounts set forth in the Summary Compensation Table were paid pursuant to Kennametal's Management Performance Bonus Plan for executives and managers, which is designed to tie bonus awards to Kennametal performance, unit performance and individual contribution relative to Kennametal's business plans, strategies and shareholder value creation. This bonus plan also is intended to maintain management compensation at a competitive level, as indicated by published compensation surveys. After fiscal 1997, bonuses to the Company's employees, including the Named Executive Officers, will be paid pursuant to Company plans, including the JLK Bonus Plan.

Kennametal Performance Bonus Stock Plan
---------------------------------------
	Pursuant to the Kennametal Inc. Performance Bonus Stock Plan of 1995, participants in selected cash bonus and deferred compensation plans are permitted to elect to receive, in lieu of cash, Kennametal Capital Stock or Kennametal Stock Credits.

Kennametal Supplemental Executive Retirement Plan
-------------------------------------------------
	Each person who has an employment agreement with Kennametal or the Company is eligible to receive supplemental retirement benefits for life following termination of active employment by retirement or disability pursuant to the Kennametal Inc. Supplemental Executive Retirement Plan. These supplemental retirement benefits vest in equal annual increments over a term of five years commencing on the officer's 56th birthday or completely upon the occurrence of a change in control of Kennametal, whether or not the transaction or election causing the change in control is approved by at least two-thirds of the directors. If the officer dies while actively employed or receiving such payments, his spouse or other designated beneficiary will receive annually up to 50% of the vested amount for life. The severance payments and the accrued supplemental retirement benefits would be funded by the transfer of cash into a Rabbi Trust upon the occurrence of a threatened or actual change in control of Kennametal. For Company employees who participated in such plan prior to the Offering as employees of Kennametal, the Offering did not trigger eligibility for benefits under the plan or constitute a change in control under the plan.

Kennametal Stock Option Plans
-----------------------------
	The Kennametal Inc. Stock Option and Incentive Plan of 1988 (the "1988 Plan") provides for the granting of nonstatutory and incentive stock options and share awards covering 1,000,000 shares of Kennametal Capital Stock. The Kennametal Inc. Stock Option and Incentive Plan of 1992 (the "1992 Plan") provides for the granting of nonstatutory and incentive stock options and share awards covering the lesser of 1,650,000 shares (gross) and 1,107,555 shares (net) of Kennametal Capital Stock. The Kennametal Inc. Stock Option and Incentive Plan of 1996 (the "1996 Plan") provides for the granting of nonstatutory and incentive stock options and share awards covering 1,500,000 shares of Kennametal Capital Stock. Although options are still outstanding under the Kennametal Inc. Stock Option Plan of 1982, as amended, no further grants of options may be made under that plan. Company employees are eligible to receive grants and awards under these plans.

	Under each of the plans, the price at which shares covered by an option may be purchased must not be less than the fair market value of such shares at the time the option is granted or, in the case of the non-qualified stock options granted under the 1992 Plan, at not less than 75% of the fair market value. The purchase price must be paid in full at the time of exercise either in cash or, in the discretion of the administrator of the plan, by delivering shares of Kennametal Capital Stock or a combination of shares and cash having an aggregate fair market value equal to the purchase price. Any shares of Kennametal Capital Stock delivered as payment, in whole or in part, of the purchase price must have been held by the optionee for at least six months.

	The following table sets forth information concerning options granted to the Named Executive Officers during fiscal 1997:


                                    Option Grants in Fiscal 1997

                              Number of      % of Total
                              Securities       Options
                              Underlying      Granted to     Exercise or                Grant Date
                               Options       Employees in    Base Price   Expiration      Present
Name                          Granted(1)      Fiscal Year    ($/share)       Date         Value(2)
----                          ----------      -----------    ---------       ----         --------
Michael W. Ruprich           100,000(3)          19.5           $20.00      6/27/07        50,000
                              12,500(4)             *          30.8125       8/1/06       158,125
Kenneth M. McHenry            50,000(3)           9.7            20.00      6/27/07       325,000
                               3,000(4)             *          30.8125       8/1/06        37,950
Roland E. Lazzaro             50,000(3)           9.7            20.00      6/27/07       325,000
                               2,000(4)             *          34.0625     10/31/06        18,960
Michael J. Mussog             50,000(3)           9.7            20.00      6/27/07       325,000
                               2,000(4)             *          34.0625     10/31/06        18,960
*  Less than 1%.


------------------------
(1)	These options were granted with an exercise price equal to the fair market value of Kennametal Capital Stock on the date of grant and require the optionee to hold 10% of the shares received from any exercise for a one-year period from the date of exercise.

(2)	Based on the Black-Scholes Option Valuation model adjusted for dividends to determine grant date present value of the options. Kennametal has advised the Company that it does not advocate or necessarily agree that the Black-Scholes model properly reflects the value of an option. The assumptions used in calculating the option value for Kennametal Capital
Stock include the following: a risk-free interest rate of 6.64% (the rate applicable to a 10-year treasury security at the time of the award); dividend yield of 2.0% (the annualized yield at the date of grant); volatility of 27.9% (calculated using daily Kennametal stock returns for the 12-month period preceding the option award); and a stock price at date of grant of $30.8125 for Mr. Ruprich and Mr. McHenry, and $34.0625 for Mr. Lazzaro and Mr. Mussog (the exercise price at which these options were granted was equal to the fair market value on the date of grant). No adjustments were made for forfeitures or vesting restrictions on exercise. The value of these options under the Black-
Scholes model of option valuation applying the preceding assumptions is $12.65 per share for Mr. Ruprich and Mr. McHenry, and $9.48 per share for Mr. Lazzaro and Mr. Mussog . The assumptions used in calculating the option value of JLK's Class A Common Stock include the following: a risk-free interest rate of 6.49% for all optionees (the rate applicable to a 10-year treasury security at the time of award); no dividend yield
(the Company does not presently intend to pay cash dividends to the holders of its Class A Common Stock ); volatility of 30.0% for all optionees (calculating using the average of Kennametal's volatility based on daily stock returns for the six months ended June 30, 1997 and the Company's volatility from June 27, 1997 through August 18, 1997);
and a stock price at date of grant of $20.00 for all optionees (the exercise price at which these options were granted was equal to the initial public offering price of the Class A Common Stock). The value of these options under the Black-Scholes model of option valuation applying the preceding assumptions is $6.50 per share for all optionees.
The ultimate values of the options will depend on the future market price of the stock of Kennametal or the Company, as the case may be, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the relevant stock over the exercise price on the date the option is exercised. No adjustments were made for forfeitures or vesting restrictions on exercise.

(3)	Represents options to purchase shares of Class A Common Stock of the
Company.

(4)	Represents options to purchase shares of Kennametal's Capital Stock.

	The following table sets forth information concerning options to purchase the Company's Class A Common Stock held by the Named Executive
Officers:

                       Aggregated Option Exercises in Last Fiscal Year
                                and Fiscal Year End Values

                                                      Number of
                                                      Securities           Value of
                                                      Underlying          Unexercised
                                                      Unexercised         In-the-Money
                                                        Options             Options
                          Shares                      at Fiscal           at Fiscal
                         Acquired                     Year End(#)        Year End ($)
                            on           Value       (Exercisable/       (Exercisable/
       Name              Exercise      Realized      Unexercisable)      Unexercisable)
       ----              --------      --------      --------------      --------------
Michael W. Ruprich          -0-          $-0-          0/100,000           0/$562,500
Kenneth M. McHenry          -0-           -0-          0/ 50,000           0/ 281,250
Roland E. Lazzaro           -0-           -0-          0/ 50,000           0/ 281,250
Michael J. Mussog           -0-           -0-          0/ 50,000           0/ 281,250


Retirement Benefits
-------------------
	The Named Executive Officers and certain other Company employees are entitled to receive benefits pursuant to the Kennametal Inc. Retirement Income Plan. The following table indicates, for purposes of illustration, the approximate annual retirement benefits that would be payable at the present time on a straight life annuity basis pursuant to the Kennametal Inc. Retirement Income Plan, including supplemental retirement benefits under various assumptions as to salary and years of service to employees in higher salary classifications. The amounts shown below have not been adjusted for Social Security benefits which offset the Company's obligation under the plan.

                              PENSION PLAN TABLE

  Annualized           Annual Benefit Upon Retirement With Indicated Years of
   Covered                           Credited Service
Compensation              15          20         25           30          35
------------              --          --         --           --          --
  $ 75,000            $ 22,500    $ 30,000   $ 37,500     $ 41,250    $ 45,000
   100,000              30,000      40,000     50,000       55,000      60,000
   150,000              45,000      60,000     75,000       82,500      90,000
   200,000              60,000      80,000    100,000      110,000     120,000
   250,000              75,000     100,000    125,000      137,500     150,000

	Pursuant to the Kennametal Inc. Retirement Income Plan, annual benefits payable upon retirement to eligible salaried employees are calculated based upon a monthly benefit equal to 2% of Covered Compensation (as described below) for each year of credited service up to a maximum of 25 years, plus 1% of Covered Compensation for each year of credited service over 25 years, less 1.5% of the primary monthly Social Security benefit payable for each year of credited service up to a maximum of 33.33 years (50% of the monthly Social Security benefit). Covered Compensation is based on average monthly earnings, consisting solely of base salary and bonus (which amounts for the past three fiscal years are included in the Salary and Bonus columns of the Summary Compensation Table), for the nine years out of the last twelve years of service immediately preceding retirement during which the highest compensation was received. The entire cost of the plan is paid by Kennametal, although the Company is required to reimburse Kennametal for the incremental cost of providing the benefit to employees of the Company. Under the Code, certain limits are imposed on payments under the plan. Payments in excess of the maximum annual pension benefits payable under this plan to the Named Executive Officers and certain other executive officers of Kennametal and the Company would be paid pursuant to the Supplemental Executive Retirement Plan as more fully described above. Following the Offering, the Company reimbursed Kennametal for any supplemental retirement benefit amounts paid by Kennametal to former Company employees under these plans.

	As of June 30, 1997, the credited years of service under the Kennametal Inc. Retirement Income Plan for the Named Executive Officers were approximately: Michael W. Ruprich, eight years; Kenneth M. McHenry, four years; Roland E. Lazzaro, 12 years; and Michael J. Mussog, four years.

	Annualized Covered Compensation as of June 30, 1997, for purposes of the retirement benefits table set forth above for the Named Executive Officers is as follows: Michael W. Ruprich, $138,532; Kenneth M. McHenry, $114,557; Roland
E. Lazzaro, $88,486; and Michael J. Mussog, $89,315.

JLK Direct Distribution Inc. Management Bonus Plan
--------------------------------------------------
	The Company's Board of Directors has adopted the JLK Management Bonus Plan for executives and managers, which is designed to tie bonus awards to Company performance, unit performance and individual contribution, relative to the Company's business plans, strategies and stockholder value creation. This bonus plan also is intended to maintain management compensation at a competitive level, as indicated by published compensation surveys. Each of the Named Executive Officers is eligible to receive bonuses under this plan. The annual bonus opportunities for each of the Named Executive Officers is specified above under "Executive Compensation."

JLK Direct Distribution Inc. 1997 Stock Option and Incentive Plan
-----------------------------------------------------------------
	The Company's Board of Directors has adopted, and Kennametal, as the Company's sole shareholder, has approved the 1997 Stock Option and Incentive Plan ("the 1997 Plan").

	In the judgment of the Board of Directors, it is important that the Company be in a position to be able to grant stock options and to make certain limited stock awards in the form of shares to directors, officers, employees and other persons who are responsible for the Company's continued growth, development and future financial success in order to develop the sense of proprietorship inherent in stock ownership by such persons, to reward prior performance and to assist in the Company's efforts to recruit, retain and motivate high-quality persons. Furthermore, the Board believes that it is important to have the ability to grant stock-based compensation to non-employee directors in order to recruit and retain highly qualified directors and to further align their interests with those of shareholders.

	The following description is intended to summarize certain provisions of the 1997 Plan. The full text of the 1997 Plan is set forth in an exhibit to Amendment Number 2 to the Company's Registration Statement on Form S-1 filed with the Commission of July 24, 1997 and is incorporated herein by reference. The following description is qualified in its entirety by reference to such exhibit.

	ADMINISTRATION. The 1997 Plan provides that it may be administered by the full Board of Directors or by a committee of the Board (the "Plan Administrator"). Subject to the terms of the 1997 Plan, the Plan Administrator will select persons to whom options will be granted and/or shares awarded. The Plan Administrator will determine the type of option, the number of shares to be included in each option, the option price and the period in which each option may be exercised. The Plan Administrator also will determine the number of shares to be awarded pursuant to the 1997 Plan and the terms and conditions that must be met in order for such shares to vest.

	SHARES AVAILABLE; ELIGIBILITY. The 1997 Plan authorizes the issuance of to 2,000,000 shares of Class A Common Stock, although the maximum number of shares that can take the form of share awards is 100,000, subject to adjustment. Options and shares may be granted under the 1997 Plan to directors, officers and employees of the Company and its subsidiaries and of Kennametal and its subsidiaries who, in the opinion of the Plan Administrator, are mainly responsible for the continued growth, development and future financial success of the Company. There currently are approximately
50 directors, officers and employees of the Company and Kennametal who may be eligible generally under the 1997 Plan, including the Named Executive
Officers. Other employees of the Company or of Kennametal may receive options or shares under the 1997 Plan to reward superior performance.

	STOCK OPTIONS. The 1997 Plan provides for the Plan Administrator, in its discretion, to grant options either in the form of incentive stock options qualified as such under the Code or other options.

	The price at which each share covered by an option granted under the 1997 Plan may be purchased will be determined in each case by the Plan Administrator but may not be less than the fair market value at the time the option is granted. For options granted simultaneously with the Offering, the fair market value is the price at which the Class A Common Stock was offered to the public. Thereafter, fair market value will be the mean between the highest and lowest sales prices for the Class A Common Stock as reported on the New York Stock Exchange-Composite Transactions reporting system for the date in question or, if no sales were made on that date, on the next preceding date on which sales were made.

	If the optionee is an employee who ceases to be employed by the Company or any of its subsidiaries, the option may be exercised only within three months after the termination of employment and within the option period or, if such termination was due to disability or retirement, within one year after termination of employment and within the option period, unless such termination of employment is for cause or in violation of an agreement by the optionee to remain in the employ of the Company or the subsidiary, in which case the option will terminate. In the discretion of the Plan Administrator, the option period may be extended for up to three years from the date of termination regardless of the original option period. Further, the option may be exercised only within 450 calendar days after the optionee's death and within the option period and only by the optionee's personal representatives or persons entitled thereto under the optionee's will or the laws of descent and distribution.

	If an optionee is a non-employee director of the Company who ceases to serve as a director of the Company and Kennametal, the option may be exercised only within three months thereafter and within the option period or, if such cessation was due to disability, within one year after cessation of service and within the option period, unless such cessation of service was the result of removal for cause, in which case the option will immediately terminate.

	The Plan Administrator, in its discretion, may grant rights authorizing the automatic issuance, upon exercise of an option granted under the 1997
Plan, using previously owned shares, of additional stock options under the 1997 Plan with an exercise price equal to the fair market value on the date of exercise and for up to the number of shares delivered in payment of the exercise price of the option. Such additional stock options must have the same option period as the original option.

	In consideration for the granting of each option, the optionee must agree to remain in the employment of the Company or a subsidiary for at least one year from the date of the granting of the option or until the first day of the month coinciding with or next following the optionee's 65th birthday, whichever may be earlier.

	SHARE AWARDS. The Plan Administrator may from time to time award shares to participants pursuant to share award agreements which may contain such terms and conditions as the Plan Administrator determines. The aggregate maximum number of shares of Class A Common Stock that may take the form of share awards is 100,000. The Plan Administrator may establish such vesting period, schedule and criteria as it deems appropriate for each share award, such as vesting in installments upon the achievement by the Company or grantee of specified periods of continued employment, specific performance criteria or other goals; provided, however, that any single award of shares to a participant in an amount greater than 100 shares will vest only upon the grantee or the Company satisfying specified performance goals. If the grantee or the Company, as the case may be, fails to achieve the designated goals or the grantee ceases to be employed by the Company for any reason prior to the expiration of the vesting period, the grantee will forfeit all non-vested shares.

	ALLOTMENT OF SHARES. Not more than 15% of the aggregate number of shares subject to the 1997 Plan may be optioned or awarded in the aggregate to any one individual excluding shares covered by an option previously granted to the individual to the extent it has expired or terminated without being exercised and excluding shares to the extent the award has terminated without such shares having vested.

	CHANGE IN CONTROL. The 1997 Plan provides that, in the event of a change in control of the Company or Kennametal (as defined in the 1997 Plan),
(i) all options that become exercisable in installments will become immediately exercisable in full, (ii) an optionee who ceases to be employed by the Company or Kennametal or any of their respective subsidiaries within one year following the change in control may in all events exercise his or her options for a period of three months after the termination of employment and within the option period, and (iii) all awards of shares which have not previously vested will become vested.

	AMENDMENT OR DISCONTINUANCE. The Board of Directors may alter, amend, suspend or discontinue the 1997 Plan, provided that no such action may deprive any person without such person's consent of any rights granted under the 1997 Plan.

Employment Agreements
---------------------
	The Company has entered into agreements with each of the Named Executive Officers whereby, subject to a provision for termination without cause by either party upon written notice, they will be employed by the Company. The agreements generally provide that the officers will devote their full time and attention to the business and affairs of the Company and perform such services as shall be determined by the Board of Directors, will refrain during employment and for three years thereafter from competing with the Company (unless employment is terminated by the Company without cause or following a change in control), and will not disclose confidential or trade secret information belonging to the Company. The agreements provide for severance payments upon termination of employment occurring either before or after a change in control of the Company.

	In the event of termination of employment by the Company prior to a change in control (and without cause), each officer would receive as severance pay an amount equal to three months' base salary at the time of such termination. In the event of termination of the employee prior to a change in control, or without good reason following a change in control, no severance payments will be made. In the event of termination of employment by the Company (other than for cause or disability or by the employee with good reason at or after a change in control of the Company or Kennametal), each officer would receive as severance pay an amount equal to up to 2.8 (decreasing to zero if employment continues for 36 months following the change in control) times the sum of (i) his respective annual base salary at the date of termination or, at the officer's election, his salary as of the beginning of the month preceding the month in which the change in control occurs, and
(ii) the average of any bonuses that the officer was entitled to be paid during the three most recent fiscal years ending prior to the date of termination. The officer would receive the same medical and group insurance benefits that he received at the date of termination for up to 36 months following the date of termination.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
	Robert L. McGeehan, who serves on the Compensation Committee, is president and Chief Executive Officer of Kennametal.

	The Company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries totaled $30.4 million in 1997, $18.6 million in 1996 and $11.4 million in 1995. Sales to these entities totaled $12.3 million in 1997, $11.4 million in 1996 and $11.4 million in 1995.

	The Company receives from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the Company are reflected in operating expenses in the Company's statements of income. In addition, costs charged to the Company by Kennametal totaling $6.3 million in 1997, $5.7 million in 1996 and $3.5 million in 1995 are included in the Company's statements of income. Kennametal intends to continue to provide services to the Company in the future in accordance with the terms of the intercompany agreements described in "Relationship with Kennametal." The amounts to be charged pursuant to these intercompany agreements will reflect the actual costs of providing these services, which will include the additional costs associated with operating as a public company. However, the increase in these charges is not expected to be material in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Kennametal and Company Common Stock by Management
--------------------------------------------------------------
	The following table sets forth the beneficial ownership of the Company's Class A Common Stock and Kennametal Capital Stock as of July 30, 1997, by each director of the Company, each nominee for director of the Company, each Named Executive Officer and all directors and executive officers of the Company as a group. Options with respect to an aggregate of 513,500 shares of Class A
Common Stock were awarded by the Company to its executive officers, directors and employees upon consummation of the Offering.

                                  Amount and                      Total         Amount and
                                  Nature of                     Kennametal       Nature of
                                  Beneficial                    Beneficial       Beneficial
                                 Ownership of     Kennametal    Ownership      Ownership of
                              Kennametal Capital    Stock       and Stock       JLK Class A
Name of Beneficial Owner        Stock(1)(2)(3)    Credits(7)     Credits    Common Stock(2)
------------------------        --------------    ----------     -------    ---------------
Richard C. Alberding               1,734(4)           --           1,734          1,000
Jeffery M. Boetticher                 --              --              --          1,000
Irwin L. Elson                    13,000              --          13,000         10,100
Robert L. McGeehan               263,049(5)        6,747         269,796         10,000
Aloysius T. McLaughlin, Jr.       20,901           5,291          26,192          2,500
William R. Newlin                 24,385(6)        9,260          33,645         20,000
Michael W. Ruprich                38,723              --          38,723          7,500
Kenneth M. McHenry                 6,139              --           6,139            400
Roland E. Lazzaro                  5,021              --           5,021          2,000
Michael J. Mussog                  4,095              --           4,095          1,000

Directors and Executive
Officers as a Group (10 persons) 377,047          21,298         398,345         55,500

------------------------
(1)	The figures shown include 216,507, 34,834, 6,000, 5,000, 4,000 and
280,841 shares of Kennametal Capital Stock over which Messrs. McGeehan, Ruprich, McHenry, Lazzaro, Mussog and all directors and executive officers of the Company as a group, respectively, have the right to acquire within 60 days of July 30, 1997, pursuant to Kennametal's stock option plans.

(2)	No individual beneficially owns in excess of 1% of the total shares outstanding. Directors and executive officers as a group beneficially own 1.5% and 1.1% of the total outstanding shares of the Kennametal
Capital Stock and the Company's Class A Common Stock, respectively.
Unless otherwise noted, the shares shown are subject to the sole voting and investment power of the person named.

(3)	In addition to these shares, Messrs. McGeehan, McLaughlin and Newlin hold Kennametal Stock Credits (Deferred Fee Plan Shares) for an aggregate of 21,298 shares of Kennametal Capital Stock to which they are entitled at certain dates in the future pursuant to a Kennametal deferred directors fee plan.

(4)	The figure shown includes 1,734 shares owned jointly by Mr. Alberding and his wife.

(5)	The figure shown includes 8,214 shares owned jointly by Mr. McGeehan and his wife.

(6)	The figure shown includes 2,276 shares owned jointly by Mr. Newlin and his wife.

(7)	These amounts represent Stock Credits to which non-employee directors of
Kennametal are entitled pursuant to Kennametal's Directors Stock
Incentive Plan and to which executive officers of Kennametal are entitled pursuant to Kennametal's Management Performance Bonus Plan.

Ownership of Company Common Stock by Principal Shareholder
----------------------------------------------------------
	In connection with the IPO of approximately 20% of the Company's Class A Common Stock, Kennametal exchanged its outstanding investment in the Company for 20,897,000 shares of the Company's Class B Common Stock. Upon exercise of the underwriters' over-allotment option of 640,000 shares of the Company's
Class A Common Stock, Kennametal surrendered to the Company a number of its shares of the Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters from the Company. Upon consummation of the Offering on July 2, 1997, Kennametal held 20,257,000 shares of the Class B Common Stock. In addition, Kennametal sold 20,000 shares of its Class B Common Stock at a price of $20.00 per share to one of the members of its and the Company's Board of Directors. The 20,000 shares were subsequently converted to Class A Common Stock, and Kennametal currently holds 20,237,000 shares of the Company's Class B Common Stock. As of
September 18, 1997, 4,917,000 shares of Class A Common Stock were outstanding. All of the 20,237,000 shares of Class B Common Stock outstanding are beneficially owned by Kennametal. Accordingly, Kennametal owns Common Stock representing approximately 80.5% of the economic interest in the Company and representing approximately 97.6% of the combined voting power of the Company's outstanding Common Stock.

	The following table sets forth information with respect to the beneficial ownership of the Company's Class B Common Stock as of September 18, 1997:

                                              Amount and
                                              Nature of
                                              Beneficial         Percent of
Name and Address of Beneficial Owner(1)       Ownership(2)         Class
---------------------------------------       ------------         -----
Kennametal Inc.(3)                             20,237,000           100

(1)	The address of Kennametal is Route 981 at Westmoreland County Airport,
P.O. Box 231, Latrobe, Pennsylvania 15650.

(2)	Because the Class B Common Stock is convertible by Kennametal into
Class A Common Stock on a one-for-one basis, such ownership also represents beneficial ownership of Class A Common Stock.

(3)	See "Relationship with Kennametal" for a description of transactions and arrangements between Kennametal and the Company.

	The following table sets forth each person or entity who may be deemed to have beneficial ownership of more than 5% of the outstanding Class A Common Stock of the Company based upon information available to the Corporation as of September 22, 1997.

                                              Amount and
                                              Nature of
                                              Beneficial         Percent of
Name and Address of Beneficial Owner(1)       Ownership            Class
---------------------------------------       ------------         -----
RCM Capital Management, L.L.C.                 733,800(1)          14.9
Four Embarcadero Center
San Francisco, CA 94111

The Capital Group Companies, Inc.              453,200(2)           9.2
Capital Research and Management Company
333 South Hope St.
Los Angeles, CA 90071

(1)	According to a Schedule 13G amendment filed in September 1997, RCM
Capital Management is a registered investment advisor with sole dispositive power as to all shares listed above and with sole voting power with respect to 607,800 of the shares listed above.

(2)	According to a Schedule 13G filed in September 1997, Capital Research and Management Company is a wholly-owned subsidiary of The Capital Group Companies, Inc. The Capital Group Companies, Inc. reports sole voting power over 48,800 of such shares. Capital Research and Management
Company, a registered investment advisor, reports sole dispositive power over 404,400 of such shares and no voting power over any shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General
-------
	Upon completion of the Offering, Kennametal owned 100% of the outstanding Class B Common Stock of the Company which represented approximately 97.6% of the combined voting power of all of the outstanding Common Stock. For so long as Kennametal continues to own shares of Common Stock representing more than 50% of the combined voting power of the Common Stock of the Company, Kennametal will be able, among other things, to determine any corporate action requiring approval of holders of Common Stock representing a majority of the combined voting power of the Common Stock, including the election of the entire Board of Directors of the Company, certain amendments to the Articles of Incorporation and By-Laws of the Company and approval of certain mergers and other control transactions, without the consent of the other shareholders of the Company.

	In addition, through its control of the Board of Directors and beneficial ownership of Common Stock, Kennametal will be able to control certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company. Kennametal has advised the Company that its current intention is to continue to hold all of the Class B Common Stock beneficially owned by it. Kennametal has no agreement with the Company not to sell or distribute such shares, other than pursuant to the Purchase Agreement in which Kennametal has agreed not to
(i) directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of any shares of Class A Common Stock or any securities convertible into or exercisable or exchangeable for Class A Common Stock (including Class B Common Stock) or file any registration statement under the Securities Act with respect to any of the foregoing or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of the Class A Common Stock or any securities convertible into or exercisable or exchangeable for Class A Common Stock (including Class B Common Stock), whether any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of Class A Common Stock or such other securities, in cash or otherwise, for a period of 180 days from the date of the Company's Rule 424(b) Prospectus, filed with the Commission on June 27, 1997, without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the Underwriters, except for any shares of Class A Common Stock issued or options to purchase Class A Common Stock granted, pursuant to the Company's employee benefit plans described herein. There can be no assurance concerning the period of time during which Kennametal will maintain its beneficial ownership of Common Stock.

	Beneficial ownership of at least 80% of the total voting power and value of the outstanding Common Stock is required in order for Kennametal to continue to include the Company in its consolidated group for federal income tax purposes, and ownership of at least 80% of the total voting power and 80% of any class of nonvoting capital stock is required in order for Kennametal to be able to effect a Tax-Free Spin-Off. The Company's relationship with Kennametal is also governed by agreements entered into in connection with the Offering with Kennametal, including an administrative services agreement, a lease agreement, shared facilities agreements (subleases), a product supply agreement, the Tax-Sharing Agreement, a trademark license agreement, an indemnification agreement, a non-competition and corporate opportunities allocation agreement, an intercompany debt/investment and cash management agreement, warehousing agreements and a stock option and registration rights agreement, the material terms of which are described below. Management believes the fees and other amounts paid to Kennametal under such agreements does not exceed the amounts that would be paid if such services or products were provided by an independent third party and which are consistent in all material respects with the allocation of the costs of such services set forth in the historical financial statements of the Company. See the Consolidated Financial Statements included elsewhere herein. Management's estimate of the net charge for service fees and other amounts that would have been payable by the Company to Kennametal in fiscal 1997 if the Services Agreement had been in effect during that period is approximately $6.3 million, which is approximately the amount included in the fiscal 1997 Consolidated Financial Statements.

	With respect to matters covered by the Services Agreement, the relationship between Kennametal and the Company is intended to continue in a manner generally consistent with past practices. Notwithstanding management's belief that the prices charged would not exceed the prices that would be charged by a third party, because the Company is a subsidiary of Kennametal, none of these arrangements will result from arm's-length negotiations, and therefore, there can be no assurance that the services provided thereunder may be higher or lower than prices that may be charged by a third party.

	The descriptions set forth below are intended to be summaries, and while material terms of the agreements are set forth herein, the descriptions are qualified in their entirety by reference to the forms of the relevant agreement which are incorporated herein by reference to the exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Commission on June 4, 1997. The Articles of Incorporation also contain provisions relating to the allocation of business opportunities that may be suitable for either of Kennametal or the Company and to the approval of transactions between the Company and Kennametal.

Administrative Services Agreement
---------------------------------
	The Company and Kennametal have entered into an intercompany administrative services agreement (the "Services Agreement") with respect to services provided by Kennametal to the Company. The Services Agreement provides that such services are provided in exchange for fees which, generally, (i) in the case of services purchased by Kennametal from third parties for the Company, are based upon the incremental cost charged by such third parties to Kennametal for such services provided to the Company and
(ii) in the case of services directly provided by Kennametal, are based on the estimated costs, including a reasonable allocation of direct and indirect overhead costs, incurred by Kennametal for the services it provides directly to the Company. Such fees are paid monthly in arrears. The Company may request an expansion or termination of services, in which case the parties discuss, without obligation, the provision or termination of such services and an appropriate charge or reduction in charges for such services. The purpose of the Services Agreement is to ensure that Kennametal continues to provide to the Company the range of services that Kennametal provided to the Company prior to the Offering. With respect to matters covered by the Services Agreement, the relationship between Kennametal and the Company is intended to continue in a manner generally consistent with prior practices. The services initially provided by Kennametal to the Company include, among other things, certain treasury, general accounting and administrative services including, tax, risk management, human resources, legal, internal audit, marketing, executive time and space, and information systems services.

	The Services Agreement also provides that Kennametal will arrange and administer all existing insurance arrangements and may continue coverage of the Company under Kennametal's insurance policies and will allow eligible employees of the Company to participate in all of Kennametal's benefit plans. In addition, under the Services Agreement, the Company will reimburse Kennametal for the portion of Kennametal's premium cost with respect to such insurance that is attributable to coverage of the Company and reimburse Kennametal for Kennametal's costs (including any contributions and premium costs and including certain third-party expenses and allocation of certain personnel expenses of Kennametal), generally in accordance with past practice, relating to participation by the Company's employees in any of Kennametal's benefit plans.

	The Services Agreement has an initial term of 10 years and will be renewed automatically thereafter for successive one-year terms, provided however, that after the initial 10-year term or any renewal term, the Services Agreement may be terminated at the end of such initial term or any subsequent renewal term by either party upon six months' prior written notice. The Services Agreement also provides that it is subject to early termination by Kennametal if: (i) Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock, (ii) any person or group, other than Kennametal or its affiliates, directly or indirectly has the power to exercise a controlling influence over the Company or (iii) a majority of the directors of the Company were neither nominated by Kennametal or by the Company's Board of Directors nor appointed by directors so nominated. The Services Agreement also may be terminated by the non-breaching party if the other party materially breaches its terms.

	Pursuant to the Services Agreement, for the term of and for a period of five years following the termination of the Services Agreement, each party agrees to indemnify the other, except in certain limited circumstances, against liabilities that the other may incur by reason of or related to such party's failure to perform its obligations under the Services Agreement.

Lease Agreement
---------------
	The Company and Kennametal have entered into a lease agreement (the "Lease Agreement") pursuant to which Kennametal leases to the Company space within buildings located on Kennametal's premises. The Company uses such space for the display and retail sale of metalworking consumables and related products, as well as for ancillary office and storage use. The Company may not use the premises for any other purpose or business without the prior consent of Kennametal. The Company is required to indemnify Kennametal against certain liabilities in respect of the use of the premises. The Lease Agreement will remain in effect for a term of 10 years but may be extended for successive one-year terms by the Company upon written notice to Kennametal. Kennametal may terminate the Lease Agreement if (i) the Company owns shares representing less than a majority of the voting power of the outstanding common stock of J&L, (ii) Kennametal or its affiliates, own Common Stock representing less than a majority of the voting power of all Common Stock,
(iii) any person or group, other than Kennametal or its affiliates, directly or indirectly has the power to exercise a controlling influence over the Company or (iv) a majority of the directors of the Company were neither nominated by Kennametal or by the Company's Board of Directors nor appointed by directors so nominated. The Lease Agreement also may be terminated by the non-breaching party if the other party materially breaches its terms.

Shared Facilities Agreements
----------------------------
	The Company and Kennametal have entered into Shared Facilities Agreements (the "Shared Facilities Agreements") pursuant to which each company subleases to the other company the facilities which are leased by either of the companies and shared with the other company. The Shared Facilities Agreements provide that the relevant sublessor will lease space to the sublessee at a rental rate equal to a pro rata share (based on square feet occupied) of all costs and expenses (principally fixed rent) under the relevant lease. The Company's management believes that the rental rates payable by the Company are commensurate with market rates, although the Company did not seek bids from third parties. Management estimates that in fiscal 1997 the Company would have owed Kennametal rent, net of the rent that Kennametal would pay the Company, if the Shared Facilities Agreements had been in effect during that period, of approximately $0.5 million, which amount is included in the fiscal 1997 Consolidated Financial Statements. The Shared Facilities Agreements provide for a term, with respect to each subleased facility, equal to the term of the underlying lease.

Product Supply Agreement
------------------------
	The Company and Kennametal have entered into a product supply agreement (the "Supply Agreement") which has a term of 10 years pursuant to which Kennametal agrees to supply and the Company agrees to purchase from Kennametal all of the Company's requirements for metalworking consumables and related products direct-marketed by the Company, and Kennametal further agrees to supply all metalworking consumables and related products requested pursuant to Full Service Supply Programs, except as otherwise agreed from time to time between the Company and Kennametal. The Company is entitled to purchase products for its direct-marketing business at prices discounted from Kennametal's published price for each such product depending upon the volume of each such product purchased by the Company. The gross margin realized by the Company from the sale of products purchased from Kennametal and resold in the Company's direct-marketing program slightly exceeds the gross margin which the Company realizes on all products resold in the direct-marketing program. The Articles of Incorporation contain similar provisions regarding product supply. Pursuant to the Corporate Opportunities Agreement, Kennametal has agreed that, with the exception of existing relationships, Kennametal will not sell, distribute or otherwise make available Kennametal products to any person that competes with the Company. The Supply Agreement will remain in effect for a term of 10 years, but may be earlier terminated by either party if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or if the other party materially breaches the Product Supply Agreement or the Non-Competition and Corporate Opportunities Allocation Agreement.

Tax-Sharing Agreement
---------------------
	The Company is included in Kennametal's federal consolidated income tax group, and the Company's tax liability is included in the consolidated federal income tax liability of Kennametal and its subsidiaries. In certain circumstances, certain of the Company's subsidiaries may be included with certain subsidiaries of Kennametal in combined, consolidated or unitary income tax groups for state and local tax purposes. The Company and Kennametal have entered into the Tax-Sharing Agreement. Pursuant to the Tax-Sharing
Agreement, the Company makes payments to Kennametal such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, are determined as though the Company were to file separate federal, state and local income tax returns (including, except as provided below, any amounts determined to be due as a result of a redetermination of the tax liability of Kennametal arising from an audit or otherwise) as the common parent of an affiliated group of corporations filing combined, consolidated or unitary (as applicable) federal, state and local returns rather than a consolidated subsidiary of Kennametal with respect to federal, state and local income taxes. The Company is reimbursed, however, for tax attributes that it generates, such as net operating losses, if and when they are used on a consolidated basis.

	Kennametal has all the rights of a parent of a consolidated group (and similar rights provided for by applicable state and local law with respect to a parent of a combined, consolidated or unitary group), is the sole and exclusive agent for the Company in any and all matters relating to the income, franchise and similar tax liabilities of the Company, has sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns (or amended returns), and has the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of the Company. In addition, Kennametal has agreed to undertake to provide the aforementioned services with respect to the Company's separate state and local income tax returns and the Company's foreign income tax returns. Under the Services Agreement, the Company pays Kennametal a fee intended to reimburse Kennametal for all direct and indirect costs and expenses incurred with respect to the Company's share of the overall costs and expenses incurred by Kennametal with respect to tax related services.

	In general, the Company will be included in Kennametal's consolidated group for federal income tax purposes for so long as Kennametal beneficially owns at least 80% of the total voting power and value of the outstanding Common Stock. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax-Sharing Agreement allocates tax liabilities between the Company and Kennametal, during the period in which the Company is included in Kennametal's consolidated group, the Company could be liable in the event that any federal tax liability is incurred, but not discharged, by any other member of Kennametal's consolidated group.

Trademark License Agreement
---------------------------
	The Company and Kennametal have entered into a trademark license agreement (the "License Agreement"). The License Agreement provides, among other things, for the grant to the Company by Kennametal of a non-exclusive license to use the trademarks service marks, trade names and other intellectual property (collectively, the "Marks") of Kennametal identified therein in connection with the Company's business and for the grant to Kennametal by the Company of a non-exclusive license to use the Company's Marks on similar terms. Under the terms of the License Agreement, each party shall indemnify the other and its affiliates against certain liabilities in respect of the use of the Marks. The License Agreement shall remain in effect for a term of 10 years, but may be earlier terminated by Kennametal if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or by either party if the other party materially breaches the License Agreement or any of the other intercompany agreements. A termination of the License Agreement could have a material adverse effect on the business, financial condition or results of operation of the Company.

Indemnification Agreement
-------------------------
	The Company and Kennametal have entered into an indemnification agreement (the "Indemnification Agreement"). Under the Indemnification Agreement, subject to limited exceptions, the Company is required to indemnify Kennametal and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the Offering, including liabilities arising out of or based upon alleged misrepresentations in or omissions from the Company's Rule 424(b) Prospectus, filed with the Commission on June 27, 1997. The Indemnification Agreement also provides that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (the "Indemnified Party") for liabilities that may be incurred by the Indemnified Party relating to, resulting from or arising out of (i) the businesses and operations conducted or formerly conducted, or assets owned or formerly owned, by the Indemnifying Party and its subsidiaries (except, in the case where Kennametal is the Indemnifying Party, such businesses, operations and assets of the Company and its subsidiaries) or
(ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering, except to the extent caused by the Indemnified Party.

	The Indemnification Agreement also provides that the Company will indemnify Kennametal for any liabilities incurred under guarantees of leases.

Non-Competition and Corporate Opportunities Allocation Agreement
----------------------------------------------------------------
	Pursuant to a Non-Competition and Corporate Opportunities Allocation Agreement (the "Corporate Opportunities Agreement") entered into between Kennametal and the Company: (i) Kennametal has agreed for as long as the other intercompany agreements remain in effect (whose current term is 10 years)
(A) not to compete with the Company in the business of direct marketing of a broad range of metalworking consumables and related products through catalogs, monthly promotional flyers, additional mailings and advertisements, telemarketing efforts, direct-sales efforts and showrooms targeted at small and medium-sized metalworking shops, as well as the supply of consumable tooling and related metalworking products at designated manufacturing plants of large industrial customers through integrated industrial supply programs (the "Base Business"), except where the Company has been offered by Kennametal or its affiliates or a third party the right to acquire a business which falls under the Base Business at fair market value and the Company's Board of Directors has determined, for whatever reason, that the Company shall not acquire such business and (B) not to sell, offer to sell, distribute or otherwise make available Kennametal manufactured and branded products to anyone who intends to direct market such products and therefore competes with the Company's direct-marketing program, except with respect to those contracts, arrangements or relationships in existence on the date of the Corporate Opportunities Agreement or with the prior written consent of the Company; and (ii) the Company has agreed for as long as the other intercompany agreements remain in effect not to sell, offer to sell, distribute or otherwise make available any products which compete directly or indirectly with Kennametal without the prior written consent of Kennametal, except in connection with the provision of integrated industrial supply programs as may be required specifically by customers thereof. Similar provisions are contained in the Articles of Incorporation.

	The Corporate Opportunities Agreement provides that Kennametal has the right to any future business opportunities outside the scope of the Base Business and has the right as to any future business opportunities outside the scope of the Base Business but which are reasonably related to the Base Business, to determine the allocation thereof based solely upon Kennametal's evaluation of what is in the best interests of Kennametal under the circumstances. Under such agreement, the good faith determination of Kennametal as to the scope of the Base Business, the applicability of any exceptions discussed above to its agreement not to compete or the allocation of any corporate opportunities outside the scope of the Base Business, will be conclusive and binding. The Corporate Opportunities Agreement will remain in effect for a term of 10 years but may be earlier terminated by Kennametal if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or if the Company materially breaches the Corporate Opportunities Agreement or the Product Supply Agreement. The Articles of Incorporation also restrict the Company's ability to pursue future business opportunities.

Intercompany Debt/Investment and Cash Management Agreement
----------------------------------------------------------
	The Company and Kennametal have entered into an intercompany debt/investment and cash management agreement (the "Cash Management Agreement") under which the Company participates in Kennametal's centralized cash management system. The Cash Management Agreement provides for a daily transfer from the Company's cash accounts to Kennametal's centralized cash accounts and daily funding of the disbursements of the Company from such Kennametal cash account. The Company receives interest on net cash flows to Kennametal's centralized cash accounts and is charged interest on net borrowings from the Kennametal centralized cash accounts at a rate equal to the all-in interest rate available to Kennametal from outside sources for short term borrowings or investments, depending upon the overall position of the centralized cash accounts. The Company pays for this service pursuant to the Services Agreement and reimburses Kennametal for an allocable portion of Kennametal's facility and/or commitment fees under its credit lines. The Cash Management Agreement will remain in effect for a term of 10 years, but may be earlier terminated by Kennametal if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or by either party if the other party materially breaches the Cash Management Agreement or any of the other intercompany agreements.

Warehousing Agreements
----------------------
	The Company and Kennametal have entered into separate warehousing agreements ("Warehousing Agreements") with respect to (i) Kennametal distribution centers and warehouses that store products for the Company and
(ii) Company distribution centers and warehouses that store products for Kennametal. The terms of each Warehousing Agreement provide for the warehouser to store the warehousee's products in the warehouses segregated and separate from the warehouser's products and, upon request by the warehousee, to ship its products from these warehouses to the warehousee's customers. The warehousee pays to the warehouser a charge for each of the products picked, packed and shipped based upon an allocation of costs (including overhead) incurred by the warehouser at these warehouses. The Warehousing Agreements shall remain in effect for a term of 10 years but may be earlier terminated by Kennametal if (i) Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or (ii) if the Company owns shares representing less than a majority of the voting power of the outstanding common stock of J&L. The Warehousing Agreements may also be terminated by either party if the other party materially breaches such Warehousing Agreement or any of the other intercompany agreements.

Corporate Agreement
-------------------
	The Company and Kennametal have entered into a corporate agreement (the "Corporate Agreement") under which the Company granted to Kennametal a continuing option, transferable, in whole or in part, to any of its affiliates, to purchase, under certain circumstances, additional shares of Class B Common Stock or Class A Common Stock (the "Stock Option"). The Stock Option may be exercised by Kennametal simultaneously with the issuance of any equity security of the Company or immediately prior to a Tax-Free Spin-Off to the extent necessary to maintain its then existing percentage of the total voting power and economic value of the Company at 80% of all outstanding
Common Stock or, in connection with a Tax-Free Spin-Off, in order to acquire stock ownership necessary to effect a Tax-Free Spin-Off. The purchase price of the shares of Common Stock purchased upon any exercise of the Stock Option, subject to certain exceptions, shall be based on the market price of the Class A Common Stock. The Stock Option expires on the Control Termination Date. The Company does not intend to issue additional shares of Class B
Common Stock except pursuant to the exercise of the Stock Option and as permitted by any law, rule or regulation to which the Company is subject.

	The Corporate Agreement further provides that, upon the request of Kennametal, the Company shall use its best efforts to effect the registration under the applicable federal and state securities laws of any of the shares of Common Stock (and any other securities issued in respect of or in exchange for either) held by Kennametal for sale in accordance with Kennametal's intended method of disposition thereof and will take such other actions necessary to permit the sale thereof in other jurisdictions, subject to certain limitations specified in the Corporate Agreement. Although as of the date hereof, Kennametal has no current plan or intention other than to hold its shares of Class B Common Stock for the foreseeable future, Kennametal also has the right, which it may exercise at any time and from time to time, to include the shares of Class A Common Stock (and any other securities issued in respect of or in exchange for either) held by it in certain other registrations of common equity securities of the Company initiated by the Company on its own behalf or on behalf of its other shareholders. The Company agrees to pay all out-of-pocket costs and expenses (other than underwriting discounts and commissions) in connection with each such registration that Kennametal requests or in which Kennametal participates. Subject to certain limitations specified in the Corporate Agreement, such registration rights will be assignable by Kennametal and its assignees. The Corporate Agreement contains indemnification and contribution provisions (i) by Kennametal and its permitted assignees for the benefit of the Company and related persons and (ii) by the Company for the benefit of Kennametal and the other persons entitled to effect registrations of Common Stock and related persons.

	The Corporate Agreement provides that for so long as Kennametal maintains beneficial ownership of at least 40% of the number of outstanding shares of Common Stock, the Company may not take any action or enter into any commitment or agreement that may reasonably be anticipated to result, with or without notice and with or without lapse of time or otherwise, in a contravention or an event of default by Kennametal of (i) any provision of applicable law or regulation, including but not limited to provisions pertaining to the Code or ERISA, (ii) any provision of Kennametal's Articles of Incorporation or Kennametal's By-Laws, (iii) any credit agreement or other material instrument binding upon Kennametal or (iv) any judgment, order or decree of any governmental body, agency or court having jurisdiction over Kennametal or any of its affiliates or any of their respective assets.

	The Corporate Agreement also provided that if the Underwriters exercised their over-allotment option to acquire additional shares of Class A Common
Stock (as the Underwriters in fact did), Kennametal would surrender a number of its shares of Class B Common Stock that equals the number of additional shares of Class A Common Stock purchased by the Underwriters from the Company. Kennametal surrendered such number of shares in connection with the Offering.

Conflicts of Interest
---------------------
	Conflicts of interest may arise between the Company and Kennametal in a number of areas relating to their past and ongoing relationships, including potential acquisitions of businesses or properties, potential competitive business activities, the election of new or additional directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, registration rights, administration of benefits plans, service arrangements, issuances of capital stock of the Company, sales or distributions by Kennametal of its remaining shares of Common Stock and the exercise by Kennametal of its ability to control the management and affairs of the Company. The Company cannot engage in the manufacture of metalcutting tools and inserts and other related products in which Kennametal is engaged. The Articles of Incorporation and the Corporate Opportunities Agreement contain certain noncompete provisions. Circumstances could arise, however, in which the Company and Kennametal would engage in activities in competition with one another.

	The Company and Kennametal may enter into material transactions and agreements in the future in addition to those described above. The Board will utilize such procedures in evaluating the terms and provisions of any material transactions between the Company and Kennametal or its affiliates as the Board may deem appropriate in light of its fiduciary duties under state law. Depending on the nature and size of the particular transaction, in any such evaluation, the Board may rely on management's statements and opinions and may or may not utilize outside experts or consultants or obtain independent appraisals or opinions.

	Four of the seven current directors of the Company are also directors of Kennametal, including Kennametal's Chairman, William R. Newlin, and
Kennametal's Chief Executive Officer, Robert L. McGeehan. Directors of the Company who are also directors of Kennametal will have conflicts of interest with respect to matters potentially or actually involving or affecting the Company and Kennametal, such as acquisitions, financing and other corporate opportunities that may be suitable for the Company and Kennametal. To the extent that such opportunities arise, such directors may consult with their legal advisors and make a determination after consideration of a number of factors, including whether such opportunity is presented to any such director in his capacity as a director of the Company, whether such opportunity is within the Company's line of business or consistent with its strategic objectives and whether the Company will be able to undertake or benefit from such opportunity. In addition, determinations may be made by the Board, when appropriate, by the vote of the disinterested directors only. Notwithstanding the foregoing, there can be no assurance that conflicts will be resolved in favor of the Company.

	So long as the Company remains a subsidiary of Kennametal, the directors and officers of the Company will, subject to certain limitations, be indemnified by Kennametal and insured under insurance policies maintained by Kennametal against liability for actions taken or omitted to be taken in their capacities as directors and officers of the Company, including actions or omissions that may be alleged to constitute breaches of the fiduciary duties owed by such persons to the Company and its shareholders. This insurance may not be applicable to certain of the claims that Kennametal may have against the Company pursuant to the Indemnification Agreement or otherwise. It is contemplated that, in the event that Kennametal ceases to own in excess of a majority of the voting power of the Common Stock, the Company will obtain its own insurance coverage for its directors and officers in respect of such matters comparable to that currently provided by Kennametal.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K report.

     1.  Financial Statements

         Financial statements filed as a part of this report are listed on the "Index to Financial Statements" herein.

     2.  Financial Statement Schedules

         The financial statement schedule shown below should be read in conjunction with the financial statements contained in this Form 10-K. The Financial Statement Schedule is shown below. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         Report of Independent Public Accountants

         Schedule II - Valuation and Qualifying Accounts for the
                       Three Years Ended June 30, 1997

     3.  Exhibits

         (3)  Articles of Incorporation and By-laws
              -------------------------------------
             (3.1) Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.a of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

             (3.2) By-laws (incorporated by reference to Exhibit 3.b of Amendment No. 1 to the Company's Registration Statement on Form S-1
(No. 333-25989) filed with the Commission on June 4, 1997).

         (10) Material Contracts
              ------------------
              (10.1) Administrative Services Agreement (incorporated by reference to Exhibit 10.a of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on
June 4, 1997).

              (10.2)  Corporate Agreement (incorporated by reference to
Exhibit 10.b of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.3)  Indemnification Agreement (incorporated by reference to
Exhibit 10.c of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.4) Intercompany Debt/Investment and Cash Management Agreement (incorporated by reference to Exhibit 10.d of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.5) Noncompetition and Corporate Opportunities Allocation Agreement (incorporated by reference to Exhibit 10.e of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.6) Shared Facilities Agreement (incorporated by reference to Exhibit 10.f of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.7)  Tax Sharing Agreement (incorporated by reference to
Exhibit 10.g of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.8) Trademark License Agreement (incorporated by reference to Exhibit 10.h of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.9)  Warehousing Agreements (incorporated by reference to
Exhibit 10.i of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.10) Lease Agreement (incorporated by reference to Exhibit 10.j of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.11) Product Supply Agreement (incorporated by reference to
Exhibit 10.k of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.12) 1997 JLK Direct Distribution Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.l of Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 24, 1997).

              (10.13) Kennametal Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.m of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.14) Kennametal Inc. Employment Agreement with Michael W. Ruprich (incorporated by reference to Exhibit 10.n of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.15) JLK Direct Distribution Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.s of Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 24, 1997).

              (10.16) Form of JLK Direct Distribution Inc. Employment Agreement with Michael W. Ruprich (incorporated by reference to Exhibit 10.o of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.17) Form of JLK Direct Distribution Inc. Employment Agreement with Kenneth M. McHenry (incorporated by reference to Exhibit 10.p of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.18) Form of JLK Direct Distribution Inc. Employment Agreement with Roland E. Lazzaro (incorporated by reference to Exhibit 10.q of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

              (10.19) Form of JLK Direct Distribution Inc. Employment Agreement with Michael J. Mussog (incorporated by reference to Exhibit 10.r of Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

         (21) Subsidiaries of the Registrant          Filed herewith.
              ------------------------------
         (27) Financial Data Schedule                 Filed herewith.
              -----------------------
(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JLK DIRECT DISTRIBUTION INC.


                                  By  /s/        MICHAEL J. MUSSOG
                                      --------------------------------------
                                                 Michael J. Mussog
                                  Vice President and Chief Financial Officer


Date:  September 29, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                               Title                           Date
       ---------                               -----                           ----

/s/  WILLIAM R. NEWLIN
------------------------------------
     William R. Newlin                Chairman of the Board              September 29, 1997


/s/  MICHAEL W. RUPRICH
------------------------------------
     Michael W. Ruprich               President and Director             September 29, 1997


/s/  MICHAEL J. MUSSOG
------------------------------------
     Michael J. Mussog                Vice President, Chief Financial    September 29, 1997
                                      and Accounting Officer


/s/  RICHARD C. ALBERDING
------------------------------------
     Richard C. Alberding                      Director                  September 29, 1997


/s/  JEFFERY M. BOETTICHER
------------------------------------
     Jeffery M. Boetticher                     Director                  September 29, 1997


/s/  IRWIN L. ELSON
------------------------------------
     Irwin L. Elson                            Director                  September 29, 1997


/s/  ROBERT L. MCGEEHAN
------------------------------------
     Robert L. McGeehan                        Director                  September 29, 1997


/s/  ALOYSIUS T. MCLAUGHLIN, JR.
------------------------------------
     Aloysius T. McLaughlin, Jr.               Director                  September 29, 1997



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of JLK Direct Distribution Inc. and have issued our report thereon dated July 21, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/  ARTHUR ANDERSEN LLP
                                             ------------------------
                                                  Arthur Andersen LLP


Pittsburgh, Pennsylvania
July 21, 1997




JLK DIRECT DISTRIBUTION INC.                                                             SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1997
----------------------------------------------------------------------------------------------------

                                                    Balance                                  Balance
                                                       at       Charged to                      at
                                                   Beginning    Costs and                     End of
Period Ended               Description             of Period     Expenses     Deductions      Period
------------               -----------             ---------     --------    -----------      ------
June 30, 1997    Allowance for doubtful accounts    $174,555     $351,431     $(339,628)     $186,358
June 30, 1996    Allowance for doubtful accounts    $151,842     $ 22,713            --      $174,555
June 30, 1995    Allowance for doubtful accounts    $148,276     $142,500     $(138,934)     $151,842



                                       EXHIBIT INDEX

Exhibit
   No.                                                           Reference
-------                                        ---------------------------------------------
3.1  Amended and Restated Articles of          Incorporated herein by  reference to Exhibit
     Incorporation                             3.a of Amendment No. 1 to the Company's
                                               Registration Statement on Form S-1 (No. 333-
                                               25989) filed with the Commission on
                                               June 4, 1997.

3.2  By-laws                                   Incorporated by reference to Exhibit 3.b of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.1  Administrative Services Agreement        Incorporated by reference to Exhibit 10.a of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.2  Corporate Agreement                      Incorporated by reference to Exhibit 10.b of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.3  Indemnification Agreement                Incorporated by reference to Exhibit 10.c of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.4  Intercompany Debt/Investment and Cash    Incorporated by reference to Exhibit 10.d of
      Management Agreement                     Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.5  Noncompetition and Corporate             Incorporated by reference to Exhibit 10.e of
      Opportunities Allocation Agreement       Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.6  Shared Facilities Agreement              Incorporated by reference to Exhibit 10.f of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.7  Tax Sharing Agreement                    Incorporated by reference to Exhibit 10.g of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.8  Trademark License Agreement              Incorporated by reference to Exhibit 10.h of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.9  Warehousing Agreements                   Incorporated by reference to Exhibit 10.i of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.10 Lease Agreement                          Incorporated by reference to Exhibit 10.j of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.11 Product Supply Agreement                 Incorporated by reference to Exhibit 10.k of
                                               Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.12 1997 JLK Direct Distribution Inc. Stock  Incorporated by reference to Exhibit 10.l of
      Option and Incentive Plan                Amendment No. 2 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 24, 1997.

10.13 Kennametal Inc. Supplemental Executive   Incorporated by reference to Exhibit 10.m of
      Retirement Plan                          Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.14 Kennametal Inc.  Employment Agreement    Incorporated by reference to Exhibit 10.n of
      with Michael W. Ruprich                  Amendment No. 1 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.15 JLK Direct Distribution Inc. Management  Incorporated by reference to Exhibit 10.s of
      Bonus Plan                               Amendment No. 2 to the Company's Registration
                                               Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 24, 1997.

10.16 Form of JLK Direct Distribution Inc.     Incorporated by reference to Exhibit 10.o of
      Employment Agreement with Michael W.     Amendment No. 1 to the Company's Registration
      Ruprich.                                 Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.17 Form of JLK Direct Distribution Inc.     Incorporated by reference to Exhibit 10.p of
      Employment Agreement with Kenneth M.     Amendment No. 1 to the Company's Registration
      McHenry.                                 Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.18 Form of JLK Direct Distribution Inc.     Incorporated by reference to Exhibit 10.q of
      Employment Agreement with Roland E.      Amendment No. 1 to the Company's Registration
      Lazzaro.                                 Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

10.19 Form of JLK Direct Distribution Inc.     Incorporated by reference to Exhibit 10.r of
      Employment Agreement with Michael J.     Amendment No. 1 to the Company's Registration
      Mussog.                                  Statement on Form S-1 (No. 333-25989) filed
                                               with the Commission on June 4, 1997.

21     Subsidiaries of the Registrant         Filed herewith.

27     Financial Data Schedule                Filed herewith.
