Form 10-K/A
period 1997-06-30
JLK DIRECT DISTRIBUTION INC
filed 1997-10-16
CIK 1038243

FORM 10-K/A

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

As of August 29, 1997, shares of Common Stock outstanding were:

Class A Common Stock - 4,917,000           Class B Common Stock - 20,237,000

     The undersigned registrant hereby amends and restates Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, of Part II from its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as set forth in the pages attached hereto.


SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JLK DIRECT DISTRIBUTION INC.


                                  By  /s/        MICHAEL J. MUSSOG
                                      --------------------------------------
                                                 Michael J. Mussog
                                  Vice President and Chief Financial Officer


Date:  October 16, 1997

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

Use of Proceeds from Registered Securities
------------------------------------------
     The Company filed a registration statement on Form S-1, Registration No. 333-25989, which became effective on June 26, 1997 (the "Offering"), with respect to the Company's initial public offering of its Class A Common Stock, par value $0.01 per share ("Class A Common Stock"). The Offering commenced on June 27, 1997 and contemplated the sale of 4,257,000 shares of the Class A Common Stock, plus the sale of an additional 640,000 shares of the Class A Common Stock pursuant to the exercise of the underwriters' over-allotment option. The initial price to the public of the Class A Common Stock was $20.00 per share. In connection with the Offering, Kennametal surrendered to the Company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters from the Company. The Offering, including the sale of the over-allotment option shares, terminated on July 2, 1997. Upon termination of the Offering, 4,897,000 shares of Class A Common Stock were outstanding and Kennametal held 20,237,000 shares of Class B Common Stock.

     Managing underwriters for the Offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. The number of securities sold in the Offering was 4,897,000 shares of the Class A Common Stock at an aggregate Offering price of $97,940,000. Underwriting discounts totaled $6,733,375, and estimated expenses incurred in connection with the Offering were $1,200,000. Total expenses were approximately $7,933,375.

     The net proceeds from the Offering, after deducting underwriting discounts and estimated expenses, were approximately $90.0 million, and:
(i) were used to repay $20.0 million of indebtedness related to a dividend paid to Kennametal on April 28, 1997, (ii) were used to repay amounts due to Kennametal totaling approximately $20.0 million related to acquisitions and income taxes, (iii) will be used to spend $15-20 million to acquire or construct a new Midwest distribution center in the Detroit, Michigan metropolitan area, which is expected to be approximately 200,000 to 250,000 square feet in size and should be in operation by June 30, 1999, (iv) will be used to provide working capital for new showrooms and Full Service Supply Programs and (v) were used to fund acquisitions. Pending such uses, the net proceeds have been loaned to Kennametal in exchange for a note bearing interest at a fluctuating rate equal to Kennametal's short term borrowing costs which provides for the repayment of amounts due thereunder on demand by the Company. Kennametal maintains unused lines of credit to enable it to repay any portion or all of such loans on demand by the Company.