Form 10-Q
period 1997-09-30
JLK DIRECT DISTRIBUTION INC
filed 1997-11-14
CIK 1038243

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



                       Commission file number 1-13059



                         JLK DIRECT DISTRIBUTION INC.
            (Exact name of registrant as specified in its charter)


               PENNSYLVANIA                            23-2896928
        (State or other jurisdiction                 (I.R.S. Employer
             of incorporation)                      Identification No.)



                             STATE ROUTE 981 SOUTH
                                P.O. BOX 231
                         LATROBE, PENNSYLVANIA  15650
            (Address of registrant's principal executive offices)


      Registrant's telephone number, including area code: (412) 539-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT OCTOBER 31, 1997
----------------------------------------    -------------------------------
Class A Common Stock, par value $.01                     4,917,000

Class B Common Stock, par value $.01                    20,237,000

                        JLK DIRECT DISTRIBUTION INC.
                                  FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1997


                              TABLE OF CONTENTS


Item No.
--------

                       PART I.  FINANCIAL INFORMATION

  1.   Financial Statements:

       Condensed Consolidated Balance Sheets (Unaudited)
       September 30, 1997 and June 30, 1997

       Condensed Consolidated Statements of Income (Unaudited)
       Three months ended September 30, 1997 and 1996

       Condensed Consolidated Statements of Cash Flows (Unaudited) Three months ended September 30, 1997 and 1996

       Notes to Condensed Consolidated Financial Statements
       (Unaudited)

  2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                         PART II.  OTHER INFORMATION

  2.   Changes in Securities and Use of Proceeds

  6.   Exhibits and Reports on Form 8-K

                               PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------
(in thousands)                                          September 30,  June 30,
                                                           1997         1997
                                                         --------     --------
ASSETS
Current Assets:
  Cash and equivalents                                   $  1,591     $ 13,088
  Notes receivable from Kennametal                         73,934            -
  Accounts receivable, less allowance for
    doubtful accounts of $302 and $186                     48,566       42,589
  Inventories                                              71,088       70,332
  Deferred income taxes                                     3,260        3,260
                                                         --------     --------
  Total current assets                                    198,439      129,269
                                                         --------     --------
Property, Plant and Equipment:
  Land and buildings                                        1,828        1,828
  Machinery and equipment                                  11,364       10,406
  Less accumulated depreciation                            (5,563)      (5,202)
                                                         --------     --------
  Net property, plant and equipment                         7,629        7,032
                                                         --------     --------
Other Assets:
  Intangible assets, less accumulated
    amortization of $5,416 and $4,948                      27,459       27,927
  Other                                                     1,424        1,260
                                                         --------     --------
  Total other assets                                       28,883       29,187
                                                         --------     --------
  Total assets                                           $234,951     $165,488
                                                         ========     ========
LIABILITIES
Current Liabilities:
  Notes payable to banks                                 $    257     $ 20,295
  Notes payable to Kennametal                                   -       15,805
  Accounts payable                                         21,767       15,460
  Due to Kennametal and affiliates                          5,534        7,641
  Income taxes payable                                      8,082        4,055
  Other                                                     5,123        4,541
                                                         --------     --------
  Total current liabilities                                40,763       67,797
                                                         --------     --------
Other liabilities                                           4,297        4,960
                                                         --------     --------
  Total liabilities                                        45,060       72,757
                                                         --------     --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Investments by and advances from Kennametal                   -       92,643
  Preferred stock, $.01 par value; 25,000 shares
    authorized; none issued                                     -            -
  Class A Common Stock, $.01 par value; 75,000 shares
    authorized; 4,917 shares issued and outstanding            49            -
  Class B Common Stock, $.01 par value; 50,000 shares
    authorized; 20,237 shares issued and outstanding          202            -
  Additional paid-in capital                              182,854            -
  Retained earnings                                         6,769            -
  Cumulative translation adjustments                           17           88
                                                         --------     --------
  Total shareholders' equity                              189,891       92,731
                                                         --------     --------
  Total liabilities and shareholders' equity             $234,951     $165,488
                                                         ========     ========

See accompanying notes to condensed consolidated financial statements.


JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------
(in thousands, except per share data)
                                                       Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                        1997         1996
                                                      --------     --------
OPERATIONS:

Net sales                                              $95,420      $70,018
  Cost of goods sold                                    63,171       48,073
                                                       -------      -------
Gross profit                                            32,249       21,945
  Operating expenses                                    22,079       15,410
                                                       -------      -------
Operating income                                        10,170        6,535
  Interest income                                          999            -
                                                       -------      -------
Income before income taxes                              11,169        6,535
Provision for income taxes                               4,400        2,565
                                                       -------      -------
Net income                                             $ 6,769      $ 3,970
                                                       =======      =======
PER SHARE DATA:

Net income per share                                   $  0.27            -
                                                       =======      =======
Weighted average shares outstanding                     25,154            -
                                                       =======      =======
Pro forma net income per share                               -      $  0.19
                                                       =======      =======
Pro forma weighted average shares outstanding                -       20,932
                                                       =======      =======

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(in thousands)
                                                        Three Months Ended
                                                           September 30,
                                                     ------------------------
                                                       1997            1996
                                                     --------        --------
OPERATING ACTIVITIES:
Net income                                           $ 6,769         $ 3,970
Adjustments for noncash items:
  Depreciation and amortization                          824             397
  Noncash transactions with Kennametal                     -           1,569
Changes in certain assets and liabilities:
  Accounts receivable                                 (6,003)             56
  Inventories                                           (810)          1,886
  Accounts payable and accrued liabilities             4,798          (5,360)
  Other                                                3,198              99
                                                     -------         -------
Net cash flow from operating activities                8,776           2,617
                                                     -------         -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (958)           (429)
Notes receivable from Kennametal                     (73,934)              -
                                                     -------         -------
Net cash flow used for investing activities          (74,892)           (429)
                                                     -------         -------
FINANCING ACTIVITIES:
Net proceeds from initial public offering
  of Class A Common Stock                             90,462               -
Decrease in short-term debt                          (20,038)              -
Notes Payable to Kennametal                          (15,805)              -
Net cash advances by (payments to) Kennametal              -            (766)
                                                     -------         --------
Net cash flow from (used for) financing activities    54,619            (766)
                                                     -------         --------
Effect of exchange rate changes on cash                    -              23
                                                     -------         -------
CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents      (11,497)          1,445
Cash and equivalents, beginning                       13,088             690
                                                     -------         -------
Cash and equivalents, ending                         $ 1,591         $ 2,135
                                                     =======         =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                        $     4         $     -
Income taxes paid                                      3,363           2,036


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. The accompanying condensed consolidated financial statements of JLK Direct Distribution Inc. (the "Company") include the operations of J&L America, Inc. ("J&L"), a previously wholly-owned subsidiary of Kennametal Inc. ("Kennametal"), and Full Service Supply ("Full Service Supply"), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the Company had no separate legal status or existence. Kennametal incorporated the Company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. In anticipation of the initial public offering ("IPO"), Kennametal contributed to the Company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO (see Note 2), Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

In connection with the IPO, Kennametal surrendered to the Company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters upon exercise of the underwriters over-allotment option. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20 per share to one of the members of its and the Company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted to Class A Common Stock. Subsequent to the IPO, 4,917,000 shares of Class A Common Stock were outstanding, and Kennametal held 20,237,000 shares of Class B Common Stock.

2.  On July 2, 1997, the Company consummated an IPO of approximately
4.9 million shares of Class A Common Stock at a price of $20 per share. The net proceeds from the IPO were approximately $90 million and represented approximately 20% of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20 million of short-term debt related to a dividend paid to Kennametal and $20 million to repay Kennametal for acquisitions and income taxes paid for on behalf of the Company.

In connection with the IPO, the remaining net proceeds were loaned to Kennametal under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal will maintain unused lines of credit to enable it to repay any portion of the borrowed funds as the amounts are due on demand by the Company.

3. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1997 has been derived from the audited balance sheet included in the Company's 1997 Annual Report on Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

4. Earnings per share for fiscal 1998 was computed using the weighted average number of shares outstanding during the period. Pro forma earnings per share for fiscal 1997 was computed using the weighted average number of shares outstanding during the period. Pro forma weighted average common shares outstanding are presented on a basis that gives pro forma effect to (i) the issuance of the Class B Common Stock and (ii) the assumed issuance of 34,650 shares of Class A Common Stock to fund the excess of dividends over net income.

5.  The Financial Accounting Standards Board ("FASB") recently issued SFAS
No. 128, "Earnings Per Share" ("SFAS No. 128") and SFAS No. 129, "Disclosure of Information about Capital Structures" ("SFAS No. 129"). SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior earnings per share ("EPS") data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in the second quarter of fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in the second quarter of fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosure.

Additionally, in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").
SFAS No. 130 is effective for years ending after December 15, 1997.
SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosures.

SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the effect of applying this statement.

6. Subsequent to September 30, 1997, the Company announced that it has entered into an agreement to acquire GRS Industrial Supply Company ("GRS") and Car-Max Tool & Cutter Sales, Inc. ("Car-Max"). GRS and Car-Max are engaged in the distribution of metalcutting tools and industrial supplies in the Midwest and had combined sales approximating $23.9 million in the year ended
December 31, 1996. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements will include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

7. Information related to the Company's shareholders' equity during the September 1997 quarter is as follows:


(in thousands)
                             Class A Common Stock  Class B Common Stock Additional Retained               Investments by
                             --------------------   -------------------  Paid-In   Retained  Translation   and Advances
                             Shares     Amount     Shares     Amount     Capital   Earnings  Adjustments  from Kennametal  Total
                             ------     ------     ------     ------     -------   --------  -----------  ---------------  -----
Balance, June 30, 1997            -      $ -            -     $  -      $      -    $    -       $88          $92,643    $ 92,731

Exchange of investment by
  and advances from
  Kennametal for 20,897
  shares of Class B Common
  Stock                           -        -       20,897      209        92,434         -         -          (92,643)          -

Initial public offering
  of Class A Common Stock
  including surrender of
  640 shares of Class B
  Common Stock                4,897       48         (640)      (6)       90,420         -         -                -      90,462


Sale and exchange of
  Class B Common Stock for
  Class A Common Stock by
  Kennametal                     20        1          (20)      (1)            -         -         -                -           -

Translation adjustments           -        -            -        -             -          -      (71)               -         (71)

Net Income                        -        -            -        -             -      6,769        -                -       6,769
                              -----      ---       ------     ----      --------     ------      ---          -------    --------
Balance, September 30, 1997   4,917      $49       20,237     $202      $182,854     $6,769      $17          $     -    $189,891
                              =====      ===       ======     ====      ========     ======      ===          =======    ========


In connection with the IPO, Kennametal surrendered to the Company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters upon exercise of the underwriters over-allotment option. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20 per share to one of the members of its and the Company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted to Class A Common Stock. Subsequent to the IPO, 4,917,000 shares of Class A Common Stock were outstanding, and Kennametal held 20,237,000 shares of Class B Common Stock.

8. The Company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries totaled $10.2 million and $6.1 million for the September 1997 and 1996 quarters, respectively. Sales to these entities totaled $2.6 million and $3.6 million for the September 1997 and 1996 quarters, respectively.

The Company also receives from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the Company are reflected in operating expenses in the accompanying statements of income. Costs charged to the Company by Kennametal totaled $1.9 million and $1.6 million for the September 1997 and 1996 quarters, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

NET SALES
---------
Net sales for the September 1997 quarter were $95.4 million, an increase of 36% from $70.0 million last year. Net sales increased because of the addition of four new showrooms, from the integration of new showroom locations from acquired companies, from further penetration of existing customers, and from an expanded product offering of more than 10,000 stock keeping units ("SKUs") in the 1998 master catalog issued September 1, 1997. Excluding the acquisitions, net sales increased approximately 24%.

GROSS PROFIT
------------
Gross profit for the September 1997 quarter was $32.2 million, an increase of 47% from $21.9 million in the prior year. Gross profit margin for the September 1997 quarter was 33.8% compared to 31.3% in the prior year. The gross profit margin improved due to a more favorable product mix as well as improved contract pricing on new Full Service Supply programs.

OPERATING EXPENSES
------------------
Operating expenses for the September 1997 quarter were $22.1 million, an increase of 43% from $15.4 million in the prior year. Operating expenses as a percentage of net sales were 23.1% in the September 1997 quarter compared to 22.0% in the prior year. Operating expenses rose primarily as a result of increased costs from acquisitions, higher costs associated with the addition of four new showroom locations and increased direct mail costs, and new customer marketing campaigns.

Also included in operating expenses were charges from Kennametal Inc. ("Kennametal") for warehousing, administrative, financial and management information systems services provided to the Company. Charges from Kennametal were $1.9 million in the September 1997 quarter, an increase of 23% from $1.6 million in the prior year. The increase in total charges from Kennametal resulted partly from increased costs to support higher sales volumes.

INTEREST INCOME
---------------
The Company earned interest income of approximately $1.0 million during September 1997 quarter. This was primarily from investments made from excess cash and from the residual proceeds the Company received from its initial public offering ("IPO").

INCOME TAXES AND NET INCOME
---------------------------
The effective tax rate was 39.4% for the September 1997 quarter compared to 39.3% in the prior year. Net income increased 71% to $6.8 million for the September 1997 quarter as a result of higher sales and an improved gross margin, offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, its showroom expansion program in the United States, the addition of new products and Full Service Supply Programs. The Company's primary sources of financing have been cash from operations and the net proceeds from the IPO. The Company anticipates that its cash flows from operations, coupled with the net proceeds from the IPO, will be adequate to support its operations for the foreseeable future.

Net cash provided by operating activities was $8.8 million for the September 1997 quarter. The increase in net cash from operations resulted from higher net income and from lower working capital requirements.

Net cash used in investing activities was $74.9 million for the September 1997 quarter. The increase in net cash used in investing activities resulted from a portion of the net proceeds from the IPO being loaned to Kennametal under an intercompany debt/investment and cash management agreement and from investments related primarily to capital expenditures for improved information systems and office and computer equipment to accommodate new product offerings and showroom openings.

Subsequent to September 30, 1997, the Company announced that it has entered into an agreement to acquire GRS Industrial Supply Company ("GRS") and Car-Max Tool & Cutter Sales, Inc. ("Car-Max"). GRS and Car-Max are engaged in the distribution of metalcutting tools and industrial supplies in the Midwest and had combined sales approximating $23.9 million in the year ended December 31, 1996. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements will include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Net cash provided by financing activities was $54.6 million for the September 1997 quarter. The increase in net cash provided by financing activities was a result of proceeds received from the issuance of common stock in connection with the Company's IPO. This was partially offset by repayments to Kennametal for amounts previously advanced to the Company for two acquisitions in the June 1997 quarter and by the repayment of short-term borrowings that were made under the Company's line of credit primarily to fund the $20 million dividend paid to Kennametal.

On July 2, 1997, the Company consummated its IPO of approximately 4.9 million shares of common stock at a price of $20 per share. The net proceeds from the IPO were approximately $90 million and represented approximately 20% of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20 million of short-term debt related to the dividend paid to Kennametal and to repay $20 million to Kennametal for the recent acquisitions and income taxes paid for on behalf of the Company.

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

Additionally, during the September 1997 quarter, the Company finalized its plan of disengagement from those sites that are not being continued under the General Electric Full Service Supply contract ("GE Contract"). In fiscal 1998, Full Service Supply sales will experience a gradual reduction as a result of this event. In fiscal 1998, in conjunction with such disengagement, the Company expects sales to General Electric to amount to approximately 30% of the total amount received by the Company in fiscal 1997 under the GE Contract which amounted to $54.7 million.

FINANCIAL CONDITION
-------------------
The Company's financial condition continues to remain strong. Total assets were $235 million at September 30, 1997, up 42% from $165 million at June 30, 1997. Net working capital was $158 million, up from $61 million at June 30, 1997. Additionally, the Company had no outstanding debt at September 30, 1997.

The most significant event that impacted the Company's financial condition during the quarter was the Company's IPO of approximately 4.9 million shares of common stock at $20 per share. The net proceeds received from the offering were approximately $90 million. A portion of the net proceeds were used to repay short-term debt and advances from Kennametal, and the remaining net proceeds were loaned to Kennametal.

OUTLOOK
-------
In looking to the second quarter ending December 31, 1997, management expects JLK's sales to increase over the second quarter of a year ago. Sales should benefit from expansion of locations, increased mail order sales as a result of the expanded product offering in the new master catalog, and from acquisitions offset in part by the termination of the GE Contract.

This Form 10-Q contains "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can materially differ from those in the forward-looking statements to the extent that the anticipated economic conditions in the United States and Europe are not sustained. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                       PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

The information set forth in Note 2 to the condensed consolidated financial statements, contained in Part I. of this Form 10-Q, and the information set forth in Part I, Item 2 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part II, Item 5 of the Company's Form 10-K for the year ended June 30, 1997, which is also incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    (a)  Exhibits

        (27)  Financial Data Schedule for three months ended
              September 30, 1997, submitted to the Securities and Exchange Commission in electronic format, filed herewith

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JLK DIRECT DISTRIBUTION INC.


Date: November 14, 1997     By:  /s/ MICHAEL J. MUSSOG
                                 -----------------------
                                 Michael J. Mussog
                                 Vice President and
                                 Chief Financial Officer