Form 10-Q
period 1997-12-31
JLK DIRECT DISTRIBUTION INC
filed 1998-02-12
CIK 1038243

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997



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


  Registrant's telephone number, including area code: (724) 539-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        TITLE OF EACH CLASS             OUTSTANDING AT JANUARY 30, 1998
        -------------------             -------------------------------
Class A Common Stock, par value $.01               4,917,000

Class B Common Stock, par value $.01              20,237,000

                              TABLE OF CONTENTS

Item No.
--------

                       PART I.  FINANCIAL INFORMATION

   1.  Financial Statements:

       Condensed Consolidated Balance Sheets (Unaudited)
       December 31, 1997 and June 30, 1997

       Condensed Consolidated Statements of Income Unaudited)
       Three and six months ended December 31, 1997 and 1996

       Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 1997 and 1996

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

   2.  Changes in Securities and Use of Proceeds

   6.  Exhibits and Reports on Form 8-K

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------
(in thousands)                                        December 31,  June 30,
                                                          1997        1997
                                                       --------     --------
ASSETS
Current Assets:
  Cash and equivalents                                 $  8,253     $ 13,088
  Notes receivable from Kennametal                       49,994            -
  Accounts receivable, less allowance for
    doubtful accounts of $311 and $186                   50,579       42,589
  Inventories                                            76,862       70,332
  Deferred income taxes                                   3,314        3,260
                                                       --------     --------
  Total current assets                                  189,002      129,269
                                                       --------     --------
Property, Plant and Equipment:
  Land and buildings                                      2,416        1,761
  Machinery and equipment                                12,278        9,475
  Less accumulated depreciation                          (4,967)      (4,204)
                                                       --------     --------
  Net property, plant and equipment                       9,727        7,032
                                                       --------     --------
Other Assets:
  Intangible assets, less accumulated
    amortization of $6,006 and $4,948                    36,416       27,927
  Other                                                   1,250        1,260
                                                       --------     --------
  Total other assets                                     37,666       29,187
                                                       --------     --------
  Total assets                                         $236,395     $165,488
                                                       ========     ========
LIABILITIES
Current Liabilities:
  Notes payable to banks                               $    114     $ 20,295
  Notes payable to Kennametal                                 -       15,805
  Accounts payable                                       21,013       15,460
  Due to Kennametal and affiliates                        3,966        7,641
  Accrued payroll                                         2,029        1,308
  Income taxes payable                                    1,839        4,055
  Other                                                   5,025        3,233
                                                       --------     --------
  Total current liabilities                              33,986       67,797
                                                       --------     --------
Other Liabilities                                         5,483        4,960
                                                       --------     --------
  Total liabilities                                      39,469       72,757
                                                       --------     --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Investments by and advances from Kennametal                 -       92,643
  Preferred stock, $.01 par value; 25,000 shares
    authorized; none issued                                   -            -
  Class A Common Stock, $.01 par value; 75,000 shares
    authorized; 4,917 shares issued and outstanding          49            -
  Class B Common Stock, $.01 par value; 50,000 shares
    authorized; 20,237 shares issued and outstanding        202            -
  Additional paid-in capital                            182,837            -
  Retained earnings                                      13,746            -
  Cumulative translation adjustments                         92           88
                                                       --------     --------
  Total shareholders' equity                            196,926       92,731
                                                       --------     --------
  Total liabilities and shareholders' equity           $236,395     $165,488
                                                       ========     ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------
(in thousands, except per share data)

                                  Three Months Ended     Six Months Ended
                                      December 31,         December 31,
                                 ------------------    ------------------
                                    1997      1996        1997     1996
                                 --------  --------    --------  --------
OPERATIONS:

Net sales                         $93,693   $70,744    $189,114  $140,762
  Cost of goods sold               59,156    47,634     122,328    95,707
                                 --------  --------    --------  --------
Gross profit                       34,537    23,110      66,786    45,055
  Operating expenses               24,231    16,609      46,311    32,019
                                 --------  --------    --------  --------
Operating income                   10,306     6,501      20,475    13,036
  Interest income                   1,171         -       2,171         -
                                 --------  --------    --------  --------
Income before income taxes         11,477     6,501      22,646    13,036
Provision for income taxes          4,500     2,554       8,900     5,119
                                 --------  --------    --------  --------
Net income                        $ 6,977   $ 3,947    $ 13,746  $  7,917
                                 ========  ========    ========  ========
PER SHARE DATA:

Basic earnings per share          $  0.28         -    $   0.55         -
                                 ========  ========    ========  ========
Diluted earnings per share        $  0.28         -    $   0.54         -
                                 ========  ========    ========  ========

Weighted average shares
  outstanding                      25,154         -      25,154         -
                                 ========  ========    ========  ========
Diluted average shares
  outstanding                      25,317         -      25,295         -
                                 ========  ========    ========  ========
Pro forma net income per share          -   $  0.19           -  $   0.38
                                 ========  ========    ========  ========
Pro forma weighted average
  shares outstanding                    -    20,932           -    20,932
                                 ========  ========    ========  ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------
(in thousands)

                                                      Six Months Ended
                                                        December 31,
                                                   ----------------------
                                                     1997          1996
                                                   -------        -------
OPERATING ACTIVITIES:
Net income                                         $13,746        $ 7,917
Adjustments for noncash items:
  Depreciation and amortization                      1,822            794
  Loss on sale of assets                               144              -
  Noncash transactions with Kennametal                   -          3,083
Changes in certain assets and liabilities,
net of effects of acquisitions:
  Accounts receivable                               (5,127)         3,996
  Inventories                                       (3,046)          (168)
  Accounts payable and accrued liabilities           2,221         (1,264)
  Other                                             (2,773)           931
                                                   -------        -------
Net cash flow from operating activities              6,987         15,289
                                                   -------        -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment          (2,259)        (1,300)
Notes receivable from Kennametal                   (49,994)             -
Acquisitions, net of cash                          (14,032)             -
                                                   -------        -------
Net cash flow used for investing activities        (66,285)        (1,300)
                                                   -------        -------
FINANCING ACTIVITIES:
Net proceeds from initial public offering
  of Class A Common Stock                           90,445              -
Decrease in short-term debt                        (20,181)             -
Notes Payable to Kennametal                        (15,805)             -
Net cash advances by (payments to) Kennametal            -         (7,815)
                                                   -------        -------
Net cash flow from (used for) financing activities  54,459         (7,815)
                                                   -------        -------
Effect of exchange rate changes on cash                  4            292
                                                   -------        -------
CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents     (4,835)         6,466
Cash and equivalents, beginning                     13,088            690
                                                   -------        -------
Cash and equivalents, ending                       $ 8,253        $ 7,156
                                                   =======        =======

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------
  1. The accompanying condensed consolidated financial statements of JLK Direct Distribution Inc. (the "Company") include the operations of J&L America, Inc. ("J&L"), a previously wholly-owned subsidiary of Kennametal Inc. ("Kennametal"), and Full Service Supply ("Full Service Supply"), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the Company had no separate legal status or existence. Kennametal incorporated the Company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. In anticipation of the initial public offering ("IPO"), Kennametal contributed to the Company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO (see Note 2), Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

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

Additional net proceeds of $14 million have been used to make acquisitions (see Note 6). The remaining net proceeds are loaned to Kennametal under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal maintains unused lines of credit to enable it to repay any portion of the borrowed funds as the amounts are due on demand by the Company.

  3. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1997 has been derived from the audited balance sheet included in the Company's 1997 Annual Report on Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

  4. Basic earnings per share for fiscal 1998 was computed using the weighted average number of shares outstanding during the period, while diluted earnings per share was calculated to reflect the potential dilution that occurs related to issuance of common stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of common stock options. Pro forma earnings per share for fiscal 1997 was computed using the weighted average number of shares outstanding during the period.
Pro forma weighted average common shares outstanding are presented on a basis that gives pro forma effect to (i) the issuance of the Class B Common Stock and (ii) the assumed issuance of 34,650 shares of Class A Common Stock to fund the excess of dividends over net income.

  5. The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") and SFAS No. 129, "Disclosure of Information about Capital Structures" ("SFAS No. 129"). SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement requires all prior earnings per share ("EPS") data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company adopted SFAS No. 128 in the second quarter of fiscal 1998.

SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement requires all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company adopted SFAS No. 129 in the second quarter of fiscal 1998.

  6. During the quarter ended December 31, 1997, JLK acquired Car-Max Tool & Cutter Sales, Inc. and GRS Industrial Supply Company. Both companies are engaged in the distribution of metalcutting tools and industrial supplies. The two acquired companies had combined annual sales of approximately
$23.9 million. The net purchase price of the acquisitions was allocated as follows (in thousands):

     Current assets, net of cash                          $ 6,400
     Property, plant & equipment                            1,345
     Other assets                                             215
     Goodwill                                               7,790
     Liabilities                                           (1,718)
                                                          -------
          Purchase price, net of cash                     $14,032

The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Additionally, on January 5, 1998, JLK acquired Production Tools Sales, Inc. ("PTS"), a metalworking distributor headquartered in Dallas, Texas. PTS had annual sales of $23 million in its latest fiscal year.

  7. Information related to the Company's shareholders' equity during the six months ended December 31, 1997 is as follows:



(in thousands)               Class A Common Stock  Class B Common Stock Additional                        Investments by
                             --------------------  --------------------  Paid-In   Retained  Translation   and Advances
                             Shares     Amount     Shares     Amount     Capital   Earnings  Adjustments  from Kennametal   Total
                             ------     ------     ------     ------     -------   --------  -----------  ---------------   -----
Balance, June 30, 1997            -      $ -            -     $  -      $      -    $    -       $88          $92,643     $ 92,731

Exchange of investment by
  and advances from
  Kennametal for 20,897
  shares of Class B Common
  Stock                           -        -       20,897      209        92,434         -         -          (92,643)           -

Initial public offering
  of Class A Common Stock
  including surrender of
  640 shares of Class B
  Common Stock                4,897       48         (640)      (6)       90,403         -         -                -       90,445


Sale and exchange of
  Class B Common Stock for
  Class A Common Stock by
  Kennametal                     20        1          (20)      (1)            -         -         -                -            -

Translation adjustments           -        -            -        -             -          -        4                -            4

Net Income                        -        -            -        -             -     13,746        -                -       13,746

Balance, December 31, 1997    4,917      $49       20,237     $202      $182,837    $13,746      $92          $     -     $196,926
                              =====      ===       ======     ====      ========    =======      ===          =======     ========


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

  8. The Company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities for the three and six months ended December 31, 1997 and 1996 were as follows ($ in thousands):

                                  Three months ended    Six months ended
                                      December 31,         December 31,
                                  ------------------    -----------------
                                    1997      1996       1997       1996
                                  -------    ------    -------    -------
     Purchases from Kennametal
       and subsidiaries            $8,863    $6,987    $19,100    $12,843
     Sales to Kennametal
       and subsidiaries            $2,561    $3,530    $ 5,192    $ 7,129

The Company also receives from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the Company are reflected in operating expenses in the accompanying statements of income. Costs charged to the Company by Kennametal totaled $2.6 million and $1.9 million, and $5.1 million and $3.8 million for the three and six months ended December 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

                             RESULTS OF OPERATIONS

NET SALES
---------
Net sales for the December 1997 quarter were $93.7 million, an increase of 32% from $70.7 million last year. Net sales primarily increased because of the expanded product offering in the 1998 master catalog issued September 1, 1997, from acquisitions and from further penetration of existing customers. These increases in sales were realized despite a significant reduction in sales due to the General Electric Full Service Supply contract (GE Contract) disengagement. Excluding the acquisitions, net sales increased 17%.

During the six-month period ended December 31, 1997, consolidated sales were $189.1 million, up 34% from $140.8 million last year.

GROSS PROFIT
------------
Gross profit for the December 1997 quarter was $34.5 million, an increase of 49% from $23.1 million in the prior year. Gross profit margin for the December 1997 quarter was 36.9% compared to 32.7% in the prior year. The gross profit margin improved due to a more favorable sales mix as well as improved contract pricing on new Full Service Supply programs and the positive impact of the GE Contract disengagement.

During the six-month period ended December 31, 1997, gross profit was $66.8 million, up 48% from $45.1 million last year. Gross profit margin for the six-month period ended December 31, 1997 was 35.3% compared to 32.0% in the prior year.

OPERATING EXPENSES
------------------
Operating expenses for the December 1997 quarter were $24.2 million, an increase of 46% from $16.6 million in the prior year. Operating expenses as a percentage of net sales were 25.9% in the December 1997 quarter compared to 23.5% in the prior year. Operating expenses rose primarily as a result of increased costs from acquisitions, higher costs associated with the addition of new showroom locations and increased direct mail costs, and new customer marketing campaigns.

Also included in operating expenses were charges from Kennametal Inc. ("Kennametal") for warehousing, administrative, financial and management information systems services provided to the Company. Charges from Kennametal were $2.6 million in the December 1997 quarter, an increase of 36.9% from $1.9 million in the prior year. The increase in total charges from Kennametal resulted partly from increased costs to support higher sales volumes.

During the six-month period ended December 31, 1997, operating expenses were $46.3 million, up 45% from $32.0 million last year. Charges from Kennametal were $5.1 million for the six-month period ended December 31, 1997 compared to $3.8 million in the prior year.

INTEREST INCOME
---------------
The Company earned interest income of approximately $1.2 million during the December 1997 quarter. This was primarily from investments made from excess cash and from the residual proceeds the Company received from its initial public offering ("IPO").

During the six-month period ended December 31, 1997, interest income was approximately $2.2 million.

INCOME TAXES AND NET INCOME
---------------------------
The effective tax rate was 39.2% for the December 1997 quarter compared to 39.3% in the prior year. Net income increased 77% to $7.0 million for the December 1997 quarter as a result of higher sales and an improved gross margin, offset by higher operating expenses.

For the six-month period ended December 31, 1997, the effective tax rate was 39.3%, the same as in the prior year. Net income increased 74% to $13.7 million from $7.9 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, its showroom expansion program in the United States, acquisitions, the addition of new products and Full Service Supply Programs. The Company's primary sources of financing have been cash from operations and the net proceeds from the IPO. The Company anticipates that its cash flows from operations, coupled with the net proceeds from the IPO, will be adequate to support its operations for the foreseeable future.

Net cash provided by operating activities was $7.0 million for the six months ended December 31, 1997. The decrease in net cash from operations resulted from slightly higher working capital requirements, offset in part by higher net income.

Net cash used in investing activities was $66.3 million for the six months ended December 31, 1997. The increase in net cash used in investing activities resulted from a portion of the net proceeds from the IPO being loaned to Kennametal under an intercompany debt/investment and cash management agreement, from recent acquisitions and from investments related primarily to capital expenditures for improved information systems and office and computer equipment to accommodate new product offerings and showroom openings.

During the December quarter, the Company acquired GRS Industrial Supply Company and Car-Max Tool & Cutter Sales, Inc. Both companies are engaged in the distribution of metalcutting tools and industrial supplies. Additionally, on January 5, 1998, JLK acquired Production Tools Sales, Inc., a metalworking distributor headquartered in Dallas, Texas. The three acquired companies had combined annual sales of approximately $47 million. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Net cash provided by financing activities was $54.5 million for the six months ended December 31, 1997. The increase in net cash provided by financing activities was a result of proceeds received from the issuance of common stock in connection with the Company's IPO. This was partially offset by repayments to Kennametal for amounts previously advanced to the Company for two acquisitions in the June 1997 quarter and by the repayment of short-term borrowings that were made under the Company's line of credit primarily to fund the $20 million dividend paid to Kennametal.

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

The remaining proceeds will be used to acquire or construct a new
$15-20 million Midwest distribution center, to provide working capital for new showrooms and Full Service Supply Programs and to fund acquisitions. Additional net proceeds of $14 million have been used to make acquisitions. The remaining net proceeds are loaned to Kennametal under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal maintains unused lines of credit to enable it to repay any portion or all of such loans on demand by the Company.

Additionally, the Company finalized its plan of disengagement from those sites that are not being continued under the General Electric Full Service Supply contract ("GE Contract"). In fiscal 1998, Full Service Supply sales will experience a gradual reduction as a result of this event. In fiscal 1998, in conjunction with such disengagement, the Company expects sales to General Electric to amount to approximately 30% of the total amount received by the Company in fiscal 1997 under the GE Contract which amounted to $54.7 million.

FINANCIAL CONDITION
-------------------
The Company's financial condition remains strong. Total assets were $236 million at December 31, 1997, up 43% from $165 million at June 30, 1997. Net working capital was $155 million, up from $61 million at June 30, 1997. Additionally, the Company had no outstanding long-term debt at December 31, 1997.

The most significant events that impacted the Company's financial condition during the quarter were the acquisition of two industrial supply companies and the remaining effects of the Company's IPO of approximately 4.9 million shares of common stock at $20 per share. The net proceeds received from the offering was approximately $90 million. A portion of the net proceeds was used to repay short-term debt and advances from Kennametal, and the remaining net proceeds were loaned to Kennametal.

OUTLOOK
-------
In looking to the third quarter ending March 31, 1998, management expects JLK's sales to continue to benefit from further expansion of locations, increased mail order sales as a result of the expanded product offering in the new master catalog and from acquisitions. Sales should also benefit from the further development of international business, offset in part by the loss of the General Electric Full Service Supply Contract.

This Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can materially differ from those in the forward-looking statements to the extent that the anticipated economic conditions in the United States and Europe are not sustained. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------------
The information set forth in Note 2 to the condensed consolidated financial statements, contained in Part I. of this Form 10-Q, and the information set forth in Part I, Item 2 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part II, Item 5 of the Company's Form 10-K for the year ended June 30, 1997, which is also incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
   (a)  Exhibits

        (10)  Material Contracts

              10.1  JLK Direct Distribution Inc. 1997 Stock Option and
                    Incentive Plan                         Filed herewith.

        (27)  Financial Data Schedule for six months ended
              December 31, 1997, submitted to the Securities and Exchange
              Commission in electronic format              Filed herewith.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JLK DIRECT DISTRIBUTION INC.


Date: February 12, 1998     By:     /s/ MICHAEL J. MUSSOG
                                    ---------------------
                                        Michael J. Mussog
                                       Vice President and
                                  Chief Financial Officer