Form 10-Q
period 1998-03-31
JLK DIRECT DISTRIBUTION INC
filed 1998-05-15
CIK 1038243

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                      Commission file number 1-13059

                       JLK DIRECT DISTRIBUTION INC.
          (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                        23-2896928
       (State or other jurisdiction             (I.R.S. Employer
             of incorporation)                 Identification No.)

                            1600 TECHNOLOGY WAY
                                P.O. BOX 231
                     LATROBE, PENNSYLVANIA  15650-0231
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        TITLE OF EACH CLASS              OUTSTANDING AT APRIL 30, 1998
        -------------------              -----------------------------
Class A Common Stock, par value $.01                  4,917,000

Class B Common Stock, par value $.01                 20,237,000

                       JLK DIRECT DISTRIBUTION INC.
                              FORM 10-Q
                    FOR QUARTER ENDED MARCH 31, 1998

                          TABLE OF CONTENTS

Item No.
--------

                      PART I.  FINANCIAL INFORMATION

1.  Financial Statements:

    Condensed Consolidated Balance Sheets (Unaudited)
    March 31, 1998 and June 30, 1997

    Condensed Consolidated Statements of Income (Unaudited)
    Three and nine months ended March 31, 1998 and 1997

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Nine months ended March 31, 1998 and 1997

    Notes to Condensed Consolidated Financial Statements
    (Unaudited)

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        PART II.  OTHER INFORMATION

2.  Changes in Securities and Use of Proceeds

5.  Other Information

6.  Exhibits and Reports on Form 8-K

                       PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------
(in thousands)                                  March 31,     June 30,
                                                  1998          1997
                                                ---------     --------
ASSETS
Current Assets:
  Cash and equivalents                           $  8,991    $ 13,088
  Notes receivable from Kennametal                 17,601           -
  Accounts receivable, less allowance for
    doubtful accounts of $380 and $186             61,354      42,589
  Inventories                                      84,405      70,332
  Other assets                                      3,421           -
  Deferred income taxes                             3,314       3,260
                                                 --------    --------
  Total current assets                            179,086     129,269
                                                 --------    --------
Property, Plant and Equipment:
  Land and buildings                                3,065       1,761
  Machinery and equipment                          14,770       9,475
  Less accumulated depreciation                    (5,531)     (4,204)
                                                 --------    --------
  Net property, plant and equipment                12,304       7,032
                                                 --------    --------
Other Assets:
  Intangible assets, less accumulated
    amortization of $6,915 and $4,948              60,400      27,927
  Other                                             1,534       1,260
                                                 --------    --------
  Total other assets                               61,934      29,187
                                                 --------    --------
  Total assets                                   $253,324    $165,488
                                                 ========    ========

LIABILITIES
Current Liabilities:
  Notes payable to banks                         $  1,208    $ 20,295
  Notes payable to Kennametal                           -      15,805
  Accounts payable                                 20,650      15,460
  Due to Kennametal and affiliates                  2,371       7,641
  Accrued payroll and vacation pay                  2,386       1,735
  Income taxes payable                              6,083       4,055
  Other                                             9,178       2,806
                                                 --------    --------
  Total current liabilities                        41,876      67,797
                                                 --------    --------
Other Liabilities                                   7,199       4,960
                                                 --------    --------
  Total liabilities                                49,075      72,757
                                                 --------    --------

SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Investments by and advances from Kennametal           -      92,643
  Preferred stock, $.01 par value; 25,000
    shares authorized; none issued                      -           -
  Class A Common Stock, $.01 par value;
    75,000 shares authorized;
    4,917 shares issued and outstanding                49           -
  Class B Common Stock, $.01 par value;
    50,000 shares authorized;
    20,237 shares issued and outstanding              202           -
  Additional paid-in capital                      182,822           -
  Retained earnings                                21,084           -
  Cumulative translation adjustments                   92          88
                                                 --------    --------
  Total shareholders' equity                      204,249      92,731
                                                 --------    --------
  Total liabilities and
    shareholders' equity                         $253,324    $165,488
                                                 ========    ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------
(in thousands, except per share data)

                         Three Months Ended         Nine Months Ended
                              March 31,                 March 31,
                       ---------------------     ---------------------
                         1998         1997         1998         1997
                       --------     --------     --------     --------
OPERATIONS:
Net sales              $109,945     $ 84,433     $299,058     $225,195
  Cost of goods sold     70,799       56,632      193,126      152,339
                       --------     --------     --------     --------
Gross profit             39,146       27,801      105,932       72,856
  Operating expenses     27,608       18,406       73,918       50,425
                       --------     --------     --------     --------
Operating income         11,538        9,395       32,014       22,431
  Interest income           700            -        2,870            -
                       --------     --------     --------     --------
Income before
  income taxes           12,238        9,395       34,884       22,431
Provision for
  income taxes            4,900        3,693       13,800        8,812
                       --------     --------     --------     --------
Net income             $  7,338     $  5,702     $ 21,084     $ 13,619
                       ========     ========     ========     ========
PER SHARE DATA:
Basic earnings
  per share            $   0.29            -     $   0.84            -
                       ========     ========     ========     ========
Diluted earnings
  per share            $   0.29            -     $   0.83            -
                       ========     ========     ========     ========
Weighted average
  shares outstanding     25,154            -       25,154            -
                       ========     ========     ========     ========
Diluted average
  shares outstanding     25,312            -       25,301            -
                       ========     ========     ========     ========
Pro forma net income
  per share                   -      $  0.27            -     $   0.65
                       ========     ========     ========     ========
Pro forma weighted
  average shares
  outstanding                 -       20,932            -       20,932
                       ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------
(in thousands)

                                                     Nine Months Ended
                                                         March 31,
                                                 ---------------------
                                                   1998         1997
                                                 --------     --------
OPERATING ACTIVITIES:
Net income                                       $21,084      $13,619
Adjustments for noncash items:
  Depreciation and amortization                    3,315        1,118
  Loss on sale of assets                              66            -
  Noncash transactions with Kennametal                 -        4,714
Changes in certain assets and liabilities, net
  of effects of acquisitions:
  Accounts receivable                             (9,590)      (7,177)
  Inventories                                     (5,965)      (2,357)
  Accounts payable and accrued liabilities        (3,438)       2,907
  Other                                            1,250          (21)
                                                 --------     --------
Net cash flow from operating activities            6,722       12,803
                                                 --------     --------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment        (4,399)      (2,028)
Notes receivable from Kennametal                 (17,601)           -
Acquisitions, net of cash                        (43,974)           -
Other                                                112          159
                                                 --------     --------
Net cash flow used for investing activities      (65,862)      (1,869)
                                                 --------     --------

FINANCING ACTIVITIES:
Net proceeds from initial public offering
  of Class A Common Stock                         90,430            -
Increase in short-term debt                        1,102            -
Decrease in short-term debt                      (20,109)           -
Decrease in term debt                               (579)           -
Notes Payable to Kennametal                      (15,805)           -
Net cash advances by (payments to) Kennametal          -       (5,127)
                                                 --------     -------
Net cash flow from (used for)
  financing activities                            55,039       (5,127)
                                                 --------     -------
Effect of exchange rate changes on cash                4          181
                                                 --------     -------
CASH AND EQUIVALENTS:
Net increase (decrease) in
  cash and equivalents                            (4,097)       5,988
Cash and equivalents, beginning                   13,088          690
                                                 --------     -------
Cash and equivalents, ending                     $ 8,991      $ 6,678
                                                 ========     =======

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------
1. The accompanying condensed consolidated financial statements of JLK Direct Distribution Inc. (the "Company") include the operations of J&L America, Inc. ("J&L"), a previously wholly-owned subsidiary of Kennametal Inc. ("Kennametal"), and Full Service Supply ("Full Service Supply"), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the Company had no separate legal status or existence. Kennametal incorporated the Company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. In anticipation of the initial public offering ("IPO"), Kennametal contributed to the Company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO (see Note 2), Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

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

2.  On July 2, 1997, the Company consummated an IPO of approximately
4.9 million shares of Class A Common Stock at a price of $20 per share. The net proceeds from the IPO were approximately $90 million and represented approximately 20% of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20 million of short-term debt related to a dividend paid to Kennametal and $20 million to repay Kennametal for acquisitions in fiscal 1997 and income taxes paid for on behalf of the Company.

    Additional net proceeds of $44 million have been used to make acquisitions in fiscal 1998 (see Note 5). The remaining net proceeds are loaned to Kennametal under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal maintains unused lines of credit to enable it to repay any portion of the borrowed funds as the amounts are due on demand by the Company.

3. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1997 has been derived from the audited balance sheet included in the Company's
1997 Annual Report on Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

4. Basic earnings per share for fiscal 1998 was computed using the weighted average number of shares outstanding during the period, while diluted earnings per share was calculated to reflect the potential dilution that occurs related to issuance of common stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of common stock options. Pro forma earnings per share for fiscal 1997 was computed using the weighted average number of shares outstanding during the period. Pro Forma weighted average common shares outstanding are presented on a basis that gives pro forma effect to (i) the issuance of the Class B Common Stock and (ii) the assumed issuance of 34,650 share of Class A Common Stock to fund the excess of dividends over net income.

5. During the second quarter of fiscal 1998, JLK acquired Car-Max Tool & Cutter Sales, Inc. and GRS Industrial Supply Company. Both companies are engaged in the distribution of metalcutting tools and industrial supplies. The two acquired companies had combined annual sales of approximately $23.9 million.

    During the quarter ended March 31, 1998, JLK acquired Production Tools Sales, Inc., Dalworth Tool & Supply and ATS Industrial
Supply. The three companies had combined annual sales of approximately $49 million. All three companies are engaged in the distribution of metalcutting and industrial supplies.

    Acquisitions have been recorded using the purchase method of accounting, and accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant. In connection with the above acquisitions, the net purchase price was allocated as follows:

                                                      (in thousands)

               Current assets, net of cash               $17,338
               Property, plant & equipment                 2,400
               Other assets                                  625
               Goodwill                                   30,132
               Liabilities                                (6,521)
                                                         -------
               Purchase price, net of cash               $43,974

    Additionally, included in other current assets in the condensed consolidated balance sheets is restricted cash related to the above acquisitions. These amounts will be paid within one year.

    On May 1, 1998, JLK acquired Strong Tool Co. (Strong), distributor of metalcutting tools, industrial supplies, and maintenance and repair operating supplies headquartered in Cleveland, Ohio. Strong reported sales of $64 million for the year ended December 31, 1997, and has a major presence in the Midwest, primarily in Ohio and Indiana. A significant portion of the company's business is in the distribution of metalcutting supplies, including distribution through a number of integrated supply contracts.

6. Information related to the Company's shareholders' equity during the nine months ended March 31, 1998 is as follows:


(in thousands)                                                          Additional                        Investments by
                             Class A Common Stock  Class B Common Stock  Paid-In   Retained  Translation   and Advances
                             Shares     Amount     Shares     Amount     Capital   Earnings  Adjustments  from Kennametal   Total
                             ------     ------     ------     ------     -------   --------  -----------  ---------------   -----
Balance, June 30, 1997            -      $ -            -     $  -      $      -    $    -        $88         $92,643     $ 92,731

Exchange of investment by
  and advances from
  Kennametal for 20,897
  shares of Class B Common
  Stock                           -        -        20,897     209        92,434         -         -          (92,643)           -

Initial public offering
  of Class A Common Stock
  including surrender of
  640 shares of Class B
  Common Stock                4,897       48         (640)      (6)       90,388         -         -                -       90,430


Sale and exchange of
  Class B Common Stock for
  Class A Common Stock by
  Kennametal                     20        1          (20)      (1)            -         -         -                 -           -

Translation adjustments           -        -            -        -             -          -         4                -           4

Net Income                        -        -            -        -             -     21,084         -                -      21,084
                              -----      ---       ------     ----      --------    -------       ---          -------    --------

Balance, March 31, 1998       4,917      $49       20,237     $202      $182,822    $21,084       $92          $     -    $204,249
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

7. The Company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities for the three and nine months ended March 31, 1998 and 1997 were as follows:

                               Three months ended   Nine months ended
                                    March 31,           March 31,
                               ------------------   -----------------
                                 1998      1997      1998      1997
                               -------   --------   -------   -------
                                           ($ in thousands)
Purchases from Kennametal
  and subsidiaries             $10,263    $8,662    $29,362   $21,505

Sales to Kennametal
  and subsidiaries             $ 2,603    $4,028    $ 7,795   $11,157

    The Company also receives from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the Company are reflected in operating expenses in the accompanying statements of income. Costs charged to the Company by Kennametal totaled $2.5 million and $2.2 million, and $7.5 million and $6.0 million for the three and nine months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------
                            RESULTS OF OPERATIONS

NET SALES
---------
Net sales for the March 1998 quarter were $109.9 million, an increase of 30% from $84.4 million last year. Net sales primarily increased because of acquisitions, an expanded product offering in the 1998 master catalog and from further penetration of existing customers. These increases in sales were realized despite a $13 million reduction in sales due to the General Electric Full Service Supply contract (GE Contract) disengagement. Excluding the acquisitions, net sales increased approximately 2%.

During the nine-month period ended March 31, 1998, consolidated sales were $299.1 million, up 33% from $225.2 million last year and benefited from the same factors mentioned above.

GROSS PROFIT
------------
Gross profit for the March 1998 quarter was $39.1 million, an increase of 41% from $27.8 million in the prior year. Gross profit margin for the March 1998 quarter was 35.6% compared to 32.9% in the prior year. The gross profit margin improved due to a more favorable sales mix as well as improved contract pricing on new Full Service Supply programs and the positive impact of the GE Contract disengagement. These benefits were partially offset by acquisition related effects.

During the nine-month period ended March 31, 1998, gross profit was $105.9 million, up 45% from $72.9 million last year. Gross profit margin for the nine-month period ended March 31, 1998 was 35.4% compared to 32.4% in the prior year and benefited from the same factors mentioned above.

OPERATING EXPENSES
------------------
Operating expenses for the March 1998 quarter were $27.6 million, an increase of 50% from $18.4 million in the prior year. Operating expenses as a percentage of net sales were 25.1% in the March 1998 quarter compared to 21.8% in the prior year. Operating expenses rose primarily as a result of increased costs from acquisitions, including higher amortization of intangibles, higher costs associated with the addition of new showroom locations and increased direct mail costs.

Also included in operating expenses were charges from Kennametal Inc. ("Kennametal") for warehousing, administrative, financial and management information systems services provided to the Company. Charges from Kennametal were $2.5 million in the March 1998 quarter, an increase of 10% from $2.2 million in the prior year. The increase in total charges from Kennametal resulted partly from increased costs to support higher sales volumes.

During the nine-month period ended March 31, 1998, operating expenses were $73.9 million, up 47% from $50.4 million last year. Charges from Kennametal were $7.5 million for the nine-month period ended March 31, 1998 compared to $6.0 million in the prior year. Operating expenses for the nine-month period ended March 31, 1998, increased from the same factors mentioned above.

INTEREST INCOME
---------------
The Company earned interest income of approximately $.7 million during the March 1998 quarter. This was primarily from investments made from excess cash and from the residual proceeds the Company received from its initial public offering ("IPO").

During the nine-month period ended March 31, 1998, interest income was approximately $2.9 million.

INCOME TAXES AND NET INCOME
---------------------------
The effective tax rate was 40% for the March 1998 quarter compared to 39.3% in the prior year. Net income increased 29% to $7.3 million for the March 1998 quarter as a result of higher sales and an improved gross margin, offset by higher operating expenses.

For the nine-month period ended March 31, 1998, the effective tax rate was 39.6%,compared to 39.3% in the prior year. Net income increased 55% to $21.1 million from $13.6 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, its showroom expansion program in the United States, its European expansion, acquisitions, the addition of new products and Full Service Supply Programs. The Company's primary sources of financing have been cash from operations and the net proceeds from the IPO. The Company anticipates that its cash flows from operations, its intercompany debt/investment and cash management agreement with Kennametal and the remaining net proceeds from the IPO will be adequate to support its operations for the foreseeable future.

Net cash provided by operating activities was $6.7 million for the nine months ended March 31, 1998. The decrease in net cash from operations resulted from higher working capital requirements, offset by higher net income and noncash items.

Net cash used in investing activities was $65.9 million for the nine months ended March 31, 1998. The increase in net cash used in investing activities resulted from recent acquisitions, from a portion of the net proceeds from the IPO being loaned to Kennametal under an intercompany debt/investment and cash management agreement, and from investments related primarily to capital expenditures for improved information systems and office and computer equipment to accommodate new product offerings and showroom openings.

During the year, JLK acquired five companies that are engaged in the distribution of metalcutting tools and industrial supplies. Additionally, on May 1, 1998, JLK acquired Strong Tool Co. (Strong), a distributor of metalcutting tools, industrial supplies, and maintenance and repair operating supplies headquartered in Cleveland, Ohio. The acquired companies have combined annual sales of approximately $137 million. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition.

Net cash provided by financing activities was $55.0 million for the nine months ended March 31, 1998. The increase in net cash provided by financing activities was a result of proceeds received from the issuance of common stock in connection with the Company's IPO. This was partially offset by repayments to Kennametal for amounts previously advanced to the Company for two acquisitions in the June 1997 quarter and by the repayment of short-term borrowings that were made under the Company's line of credit primarily to fund the $20 million dividend paid to Kennametal.

On July 2, 1997, the Company consummated its IPO of approximately 4.9 million shares of common stock at a price of $20 per share. The net proceeds from the IPO were approximately $90 million and represented approximately 20% of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20 million of short-term debt related to the dividend paid to Kennametal and to repay $20 million to Kennametal for the Company's fiscal 1997 acquisitions and income taxes paid for on behalf of the Company.

Additional net proceeds of $44 million have been used to make fiscal 1998 acquisitions. The remaining net proceeds are loaned to Kennametal under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal maintains unused lines of credit to enable it to repay any portion or all of such loans on demand by the Company.

FINANCIAL CONDITION
-------------------
The Company's financial condition remains strong. Total assets were $253 million at March 31, 1998, up 53% from $165 million at June 30, 1997. Net working capital was $137 million, up from $61 million at June 30, 1997. Additionally, the Company had no outstanding long-term debt at March 31, 1998.

The most significant events that impacted the Company's financial condition during the quarter were the acquisition of three industrial supply companies and the remaining effects of the Company's IPO of approximately 4.9 million shares of common stock at $20 per share.

YEAR 2000
---------
The Company has initiated a program to prepare its computer systems and applications for the Year 2000. As part of this program, a review has been performed of the key business, operational and financial systems, and plans have been developed to implement the required systems modifications and efforts are currently under way.

The Company expects to utilize both internal staff and outside consultants to complete the necessary modifications and anticipates that the associated costs, including computer and related equipment, to address these issues will range between $5 and $10 million. Implementation is expected to be completed in calendar 1999. There can be no assurance however, that there will not be a delay in, or increased costs associated with the implementation of such changes.

OUTLOOK
-------
In looking to the fourth quarter ending June 30, 1998, management expects JLK's sales to continue to benefit from further expansion of locations, increased mail order sales as a result of the expanded product offering in the new master catalog and from acquisitions. Sales should also benefit from the further development of international business, offset in part by the loss of the General Electric Full Service Supply Contract. In fiscal 1998, in conjunction with the GE disengagement, the Company expects sales to General Electric to amount to approximately 37% of the total amount received by the Company in fiscal 1997 under the GE Contract which amounted to $52 million.

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

                            PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
----------------------------------------------------------------------
The information set forth in Note 2 to the condensed consolidated financial statements, contained in Part I. of this Form 10-Q, and the information set forth in Part I, Item 2 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part II, Item 5 of the Company's Form 10-K for the year ended June 30, 1997, which is also incorporated by reference herein.

ITEM 5.  OTHER INFORMATION
----------------------------------------------------------------------
On May 4, 1998, the Board of Directors elected H. Patrick Mahanes to the Board. Mr. Mahanes is Vice President and Chief Operating Officer of Kennametal Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------------------------------
   (a)  Exhibits

        (27)  Financial Data Schedule for nine months ended
              March 31, 1998, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        March 31, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JLK DIRECT DISTRIBUTION INC.


Date: May 15, 1998          By:     /s/ MICHAEL J. MUSSOG
                                    ---------------------
                                    Michael J. Mussog
                                    Vice President and
                                    Chief Financial Officer