Form 10-K
period 1998-06-30
JLK DIRECT DISTRIBUTION INC
filed 1998-09-25
CIK 1038243

                                  FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                       Commission File Number 1-13059

                          JLK DIRECT DISTRIBUTION INC.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                 23-2896928
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                              1600 TECHNOLOGY WAY
                                  P.O. BOX 231
                          LATROBE, PENNSYLVANIA 15650
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 724-539-5000

          Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Class A Common Stock, par value $.01 per share   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 9, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $25,800,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Common Stock have been deemed affiliates.

As of September 9, 1998, there were 4,273,300 shares of Class A Common Stock and 20,237,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Parts III and IV.

                               TABLE OF CONTENTS

ITEM NO.                                                                                            PAGE

PART I
1.      Business                                                                                     17
2.      Properties                                                                                   21
3.      Legal Proceedings                                                                            21
4.      Submission of Matters to a Vote of Security Holders                                          21

PART II
5.      Market for the Registrant's Capital Stock and Related Stockholder Matters                    22
6.      Selected Financial Data                                                                      22
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations        24
7A.     Quantitative and Qualitative Disclosures About Market Risk                                   28
8.      Financial Statements and Supplementary Data                                                  28
9.      Changes in and Disagreements on Accounting and Financial Disclosure                          43

PART III

10.     Directors and Executive Officers of the Registrant                                           44
11.     Executive Compensation                                                                       44
12.     Security Ownership of Certain Beneficial Owners and Management                               44
13.     Certain Relationships and Related Transactions                                               44

PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                              45

                                     PART I

ITEM 1: BUSINESS

COMPANY OVERVIEW

JLK Direct Distribution Inc. (the "Company" or "JLK") is one of the largest suppliers of a broad range of metalworking consumables and related products to customers in the United States, offering a full line of cutting tools, carbide and other tool inserts, abrasives, drills, machine tool accessories, hand tools and other industrial supplies. To meet the varying supply needs of small-, medium- and large-sized customers, the Company offers: (i) a direct-marketing program, whereby the Company supplies predominately small- and medium-sized customers through catalog and showroom sales, and a direct field sales force, and (ii) integrated industrial supply programs or Full Service Supply programs, whereby large industrial manufacturers engage the Company to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support. The Company also conducts its direct-marketing program for small- and medium-sized customers in the United Kingdom and Germany.

The Company is a subsidiary of Kennametal Inc. ("Kennametal"). Kennametal manufactures, purchases and distributes a broad range of tools, tooling systems, supplies and services for the metalworking, mining and highway construction industries. Kennametal specializes in developing and manufacturing metalcutting tools and wear-resistant parts using a specialized type of powder metallurgy. Kennametal's metalcutting tools are made of cemented carbides, ceramics, cermets, high-speed steel and other hard materials. Kennametal manufactures a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys.

Certain information set forth herein contains "forward-looking statements", as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can materially differ from those in the forward-looking statements to the extent that anticipated economic conditions in the United States and, to a lesser extent, Europe and the effect of third party or Company failures to achieve timely remediation of year 2000 issues are not sustained. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.


INDUSTRY OVERVIEW

The Company operates in a large, fragmented industry characterized by multiple channels of distribution. The Company believes that there are numerous small retailers, dealers and distributors, substantially all of which have annual sales of less than $10.0 million, that supply a majority of this market. The distribution channels in the metalworking consumables and related products market include retail outlets, small dealers, regional and national distributors utilizing direct sales forces and manufacturers' representatives.

The Company believes that increasing numbers of industrial manufacturers are searching for ways to reduce costs by eliminating the inefficiencies of traditional industrial supply distribution. This growing recognition by customers of the high costs and operational inefficiencies associated with purchasing industrial supplies from traditional distributors has increased demand for alternative methods of distribution, leading to the development of programs that generally are referred to as "integrated supply." These programs vary widely, but include such concepts as corporate purchasing cards, industrial supply consortiums and direct-mail supply.

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

Through the Company's integrated Full Service Supply programs, which focus on the acquisition, possession and use of metalworking consumables and related products, each activity is performed only once. The procurement of industrial supplies is generally outside the core activity of most manufacturers. For example, industrial supplies are generally purchased by personnel whose expertise in purchasing these items is limited. In addition, supplies are typically stored in a number of locations within an industrial facility, resulting in excess inventories and duplicate purchase orders. Finally, the Company believes that industrial supplies frequently are purchased by multiple personnel in uneconomic quantities, and a substantial portion of most facilities' industrial supplies are one-time purchases that entail higher per-item prices and time-consuming administrative efforts. As a result, the Company believes that there often is potential to manage the industrial supply procurement process more efficiently and with greater cost savings.

Despite the apparent inefficiencies of the traditional industrial supply purchasing process, long-standing relationships with local retailers and distributors generally have perpetuated the status quo. Due to limited capital availability, high operating cost structures and smaller sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even large suppliers with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and to provide the support necessary to satisfy their demands for cost containment and improved efficiency. The Company believes that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing and integrated supply organizations such as the Company. As a result of these dynamics, non-traditional distributors, such as the Company, have captured an increasing share of sales by providing lower total purchasing costs, better product selection and a higher level of service. As a leading non-traditional supplier with proven capabilities both in direct marketing and integrated supply, the Company believes it is well-positioned to continue to take advantage of present market dynamics and enjoy continued growth in market share.


BUSINESS STRATEGY

The Company's business strategy is to become the preferred supplier of metalworking consumables and related products to the metalworking industry by being a "one-stop shop" for metalworking products for small- and medium-sized customers and by offering managed solutions for large customers.

The Company's direct-marketing program serves the needs of predominantly small- and medium-sized metalworking customers by offering 110,000 stock keeping units ("SKUs") through the Company's 1,714-page master catalog, monthly promotional sales flyer (the "Advantage"), additional mailings and advertisements, telemarketing efforts, direct sales efforts and 33 showrooms, including seven distribution centers in the United States and one in the United Kingdom, one distribution center in Germany, and 21 other locations recently acquired by the Company. These other locations will be reported as such until they have been converted into a showroom or a distribution center, or closed.

The Company offers customers the advantages of (i) a single source of supply for all metalworking consumables and related products, (ii) a tiered product offering (such as "good," "better" and "best"), (iii) same-day pickup for the most popular products stocked at showrooms, (iv) same-day direct shipping and
(v) a state-of-the-art order entry system that tracks product availability and pricing, provides technical product information and results in an order being completed in an average time of three minutes. The Company has a dedicated sales force based in each showroom that actively calls on targeted customers. In addition, the Company serves the needs of medium- and large-sized customers through a technically oriented outside sales force. This sales force is largely comprised of employees of companies recently acquired by the Company.

Full Service Supply programs allow customers to achieve substantial cost savings in metalworking consumables and overall manufacturing processes by outsourcing the entire process of acquiring and possessing metalworking and related products at manufacturing facilities. Customers, such as General Motors Corporation, Allied Signal and Emerson Electric, use Full Service Supply programs at designated manufacturing facilities to (i) consolidate all their metalworking consumables and related product purchases with one vendor, (ii) eliminate a significant portion of the administrative overhead burden associated with the internal purchasing function, (iii) ensure appropriate technical expertise in the selection and use of supplies for complex metalworking processes and (iv) minimize the level of investment in tooling inventory, thereby reducing inventory carrying costs. The Company's technical experts customize and manage a comprehensive computerized product identification, tracking and purchasing system that analyzes and optimizes supply usage, helps select appropriate products and allows for "just-in-time" replacement of inventory. To increase efficiency and maximize cost savings for its customers, the Company also provides ongoing application assistance in the usage of metalworking tools. The Company believes that its Full Service Supply programs typically reduce customers' costs of acquiring, possessing and using metalworking products by approximately 5 to 20 percent per year.

Two important trends are now affecting the industrial supply industry. First, the industrial supply industry is experiencing consolidation of currently fragmented distribution channels, as customers seek and technology makes possible the convenience, cost savings and economies of scale associated with single sources of supplies. Second, to achieve even greater cost savings and efficiencies, manufacturers are outsourcing complex procurement and possession processes needed to supply metalworking products that are critical to their manufacturing operations. As a market leader with a broad range of products and services and proven capabilities, the Company is well-positioned to continue taking advantage of these industry trends.

The Company has grown rapidly due to acquisitions, geographic expansion, expanded product offerings, increased direct mailings and an increased demand for both single-source supply and integrated industrial supply programs such as its Full Service Supply programs. From fiscal 1994 through fiscal 1998, the Company's net sales increased from $144.9 million to $425.3 million, representing a compound annual growth rate ("CAGR") of 31.2 percent. Operating income during this period increased from $11.2 million to $41.3 million, representing a CAGR of 52.4 percent.


COMPETITION

The metalworking supply industry is a large, fragmented industry that is highly competitive. The Company faces competition (i) in the small- and medium-sized metalworking markets from traditional channels of distribution such as retail outlets, small dealers, regional or national distributors utilizing direct sales forces, and manufacturers' representatives and (ii) in the large industrial metalworking market from large distributors and other companies that offer varying degrees and types of integrated industrial supply programs. The Company believes that sales of metalworking products will become more concentrated over the next few years, which may make the industry more competitive. Certain of the Company's competitors offer a greater variety of products (including nonmetalworking products) and have greater financial and other resources than the Company. The Company believes that customer purchasing decisions are primarily based on one or more of the following criteria: product price, product selection, product availability, superior customer service, total cost of acquisition, possession and use of products and convenience. The Company seeks to distinguish itself from other direct marketers and distributors of industrial supplies through its national presence and metalworking focus, its application of information technology and its attractive, modern showrooms.


SUPPLIERS

The Company purchases substantially all its products for its direct marketing and Full Service Supply programs from approximately 800 vendors. In both fiscal 1998 and 1997 approximately 16 percent of the Company's sales were of Kennametal products. Other than Kennametal, the Company is not materially dependent on any one supplier or small group of suppliers. If a Full Service Supply program customer desires to continue ordering a particular brand of metalworking tool or obtains or has a contract providing for more favorable pricing than the Company generally obtains, the Company will assume that contract or enter into a similar contract for the limited purpose of supplying such product to that customer. Other than Kennametal, no single supplier accounted for more than 5 percent of the Company's total purchases in fiscal 1998, 1997 or 1996.


ACQUISITIONS

During fiscal 1998 and 1997, the Company acquired the following distributors of metalcutting tools and industrial supplies:

                                                Acquisition
Date Acquired   Acquisition                     Headquarters
---------------------------------------------------------------------------
FISCAL 1998
October 1997    Car-Max Tool & Cutter, Inc.     Rockford, Ill.
December 1997   GRS Industrial Supply Co.       Grand Rapids, Mich.
January 1998    Production Tools Sales, Inc.    Dallas, Texas
March 1998      Dalworth Tool & Supply, Inc.    Arlington, Texas
March 1998      ATS Industrial                  Salt Lake City, Utah
                Supply Company
May 1998        Strong Tool Co.                 Cleveland, Ohio
---------------------------------------------------------------------------
FISCAL 1997
April 1997      Strelinger Company              Troy, Mich.
May 1997        Mill & Abrasive Supply, Inc.    Roseville, Mich.
---------------------------------------------------------------------------

All acquisitions were accounted for under the purchase method of accounting. As the industrial supply industry continues to consolidate, the Company will consider acquisitions to supplement its growth strategy if opportunities arise. From time to time, the Company has engaged in, and will continue to engage in, preliminary discussions with respect to potential acquisitions. The Company is not currently a party to any oral or written acquisition agreement with respect to any material acquisition candidate.

INFORMATION SYSTEMS

The sophisticated information systems used by the Company allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports that provide concise and timely information regarding key aspects of its business. These information systems enable the Company to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. These systems enable the Company to achieve cost savings, deliver exceptional customer service, manage its operations centrally and manage its Full Service Supply programs. Certain of the Company's information systems operate over a wide-area network and represent real-time information systems that allow each distribution center to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other performance measures. The Company also maintains a sophisticated buying and inventory management system that monitors substantially all of its SKUs and automatically purchases inventory from vendors for replenishment based on projected customer ordering models. The Company has invested significant resources in developing an extensive customer and prospect database that includes detailed information, including customer size, industry of operation, various demographic and geographic characteristics and purchase histories of Company products. The Company also provides EDI invoicing, funds transfer, ordering, shipping and acknowledgment to large customers.

In order to handle the Company's future growth and to prepare for the year 2000, the Company is in the process of implementing a new business system, Endura's Enterprise Information System. This business system will interface with Kennametal's SAP system and will provide the existing functionality of the Company's current business systems, as well as numerous enhancements, and will also provide the ability to have all areas of the Company function on one common business system, including the direct marketing program, the Full Service Supply programs and all acquisitions. This new business system will provide the platform for future growth and the flexibility for future enhancements.


EMPLOYEES

As of June 30, 1998, the Company employed approximately 1,350 employees, none of whom is represented by a labor union. The Company considers its relationships with employees to be good and has experienced no work stoppages.


CORPORATE SUBSIDIARIES

The following is a summary of the Company's consolidated subsidiaries at June 30, 1998:

J&L Industrial Supply UK (branch) England
J&L Werkzeuge und Industriebedarf G.m.b.H. Germany
Abrasive & Tool Specialties Company, United States
ATS Industrial Supply Company, United States
Dalworth Tool & Supply, Inc., United States
GRS Industrial Supply Co., United States
J&L America, Inc., United States
Production Tools Sales, Inc., United States
Strong Tool Co., United States

ITEM 2. PROPERTIES

PROPERTIES

The Company's principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania 15650. The Company's headquarters and distribution centers, all of which are leased, are as follows:

Location                      Description                        Lease Expiration      Approximate Square Feet
-----------------------------------------------------------------------------------------------------------------
Charlotte, N.C.(1)            Distribution Center & Showroom     06/30/07                               10,000
Elk Grove Village, Ill.       Distribution Center & Showroom     02/27/05                              127,500
Carrollton, Texas(1)          Distribution Center & Showroom     08/31/00                                5,200
Windsor, Conn.(1)             Distribution Center & Showroom     05/31/99                                1,500
Wednesbury,                   Distribution Center, Showroom      06/24/13                               93,000
West Midlands, U.K.           & European Headquarters
Livonia, Mich.(2)             Distribution Center, Showroom      12/01/99 - 02/28/01                   196,000
                              & North American Headquarters
Los Angeles, Calif.(1)        Distribution Center & Showroom     06/30/07                                7,000
Neunkirchen, Germany(1)       Distribution Center                09/30/99                                2,200
Kent, Wash.(1)                Distribution Center & Showroom     07/31/02                                3,200
-----------------------------------------------------------------------------------------------------------------

(1) Shared location with Kennametal. The approximate square feet noted herein only represents the square footage of the office space leased by the Company at these locations. The warehouses at these locations are managed by Kennametal. A portion of the operating costs of these warehouses are billed to the Company through warehousing agreements with Kennametal.
(2) The Company maintains its North American Headquarters and Livonia Distribution Center in five separate locations in Livonia, Mich.

The company maintains 25 other showrooms, all of which are leased, in 13 states, ranging in size from 6,000 to 42,000 square feet. The leases for these showrooms will expire at various periods between November 1998 and April 2003.

The Company also leases 18 locations and owns three locations, in 8 states, that have been acquired through recent acquisitions. These acquired locations range in size from 2,500 to 25,000 square feet, with the leases expiring at various periods between January 1999 and March 2002.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1998, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S CAPITAL
STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "JLK." The following table sets forth the range of the high and low sales price as reported by the NYSE for the period from June 27, 1997 (when the Company listed the Class A Common Stock on the NYSE) to June 30, 1998:

Quarter Ended:           Sept. 30          Dec. 31          March 31          June 30
--------------------------------------------------------------------------------------
FISCAL 1998
High                      $30 1/4         $32 15/16         $39 1/2           $39 3/8
Low                        22 3/4          26 1/2            28                20
--------------------------------------------------------------------------------------
Fiscal 1997
High                        N/A             N/A               N/A             $25 5/8
Low                         N/A             N/A               N/A              24 3/8
--------------------------------------------------------------------------------------

The Company's Class B Common Stock is not publicly traded. As of September 9, 1998, the approximate number of holders of record of the Class A Common Stock was 43 and Class B Common Stock was one.

The Company has not declared cash dividends on either the Class A Common Stock or the Class B Common Stock and does not have any plans to pay any cash dividends on either issue in the foreseeable future. The Company anticipates that any earnings that might be available to pay dividends on either issue will be retained to finance the business of the Company.


USE OF PROCEEDS FROM REGISTERED SECURITIES

On July 2, 1997, the Company consummated the initial public offering of 4,897,000 shares of its Class A Common Stock at a price of $20.00 per share (the "Offering"). The net proceeds from the Offering, after deducting underwriting discounts and estimated expenses, were $90.4 million and represented approximately 20 percent of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in fiscal 1997 and income taxes paid on behalf of the Company. Pending such uses, the net proceeds were loaned to Kennametal under an Intercompany Debt/Investment and Cash Management Agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. The remaining net proceeds of $50.4 million were used to pay for fiscal 1998 acquisitions.


ITEM 6. SELECTED FINANCIAL DATA

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

                                                                      Fiscal Year Ended June 30,
                                                   ------------------------------------------------------------------------
(In thousands, except per share data)                  1998            1997            1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
        Net sales                                  $425,348        $316,189        $243,969        $188,202        $144,933
        Cost of goods sold                          277,417         213,020         166,326         127,917         100,672
---------------------------------------------------------------------------------------------------------------------------
        Gross profit                                147,931         103,169          77,643          60,285          44,261
        Operating expenses                          106,623          70,976          52,761          40,658          33,026
---------------------------------------------------------------------------------------------------------------------------
        Operating income                             41,308          32,193          24,882          19,627          11,235
        Interest (income) expense and other          (3,068)            368              --              --              --
---------------------------------------------------------------------------------------------------------------------------
        Income before income taxes                   44,376          31,825          24,882          19,627          11,235
        Provision for income taxes                   17,300          12,518           9,819           7,799           4,522
---------------------------------------------------------------------------------------------------------------------------
        Net income                                 $ 27,076        $ 19,307        $ 15,063        $ 11,828        $  6,713
===========================================================================================================================

PER SHARE DATA:
        Basic earnings per share                   $   1.08              --              --
===========================================================================================
        Diluted earnings per share                 $   1.07              --              --
===========================================================================================
        Weighted average shares outstanding          25,138              --              --
===========================================================================================
        Diluted average shares outstanding           25,277              --              --
===========================================================================================
        Pro forma basic and diluted
          earnings per share(1)                          --        $   0.92        $   0.72
===========================================================================================
        Pro forma weighted and diluted
          average shares outstanding(1)                  --          20,897          20,897
===========================================================================================



                                                                                           June 30,
                                                      ------------------------------------------------------------------------------
(In thousands)                                              1998             1997             1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
        Working capital                               $  109,314       $   61,472       $   73,263       $   51,945       $   50,670
        Total assets                                     275,586          165,488          121,045           98,893           92,059
        Shareholders' equity                             195,935           92,731           97,991           76,722           76,807
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Fiscal Year Ended June 30,
                                                      ------------------------------------------------------------------------------
                                                            1998             1997             1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
        Active direct marketing customers(2)(3)          112,000           96,000           77,000           64,000           48,000
        Number of SKUs(4)                                110,000          100,000           80,000           70,000           60,000
        Number of publications per year                       48               26               19               16                6
        Total number of publications mailed            6,400,000        4,100,000        3,700,000        2,900,000        1,700,000
        Direct-mail costs(5)                          $6,974,000       $6,301,000       $4,249,000       $2,613,000       $1,401,000
        Showroom and distribution facilities(3)               34               24               19               12                7
        Acquisition locations(3)(6)                           21                4               --               --               --
        Full Service Supply programs:
          Customers(2)(3)                                    115               60               42               29               21
          Site locations(3)                                  194              120               86               69               54
------------------------------------------------------------------------------------------------------------------------------------

(1) Gives effect to the issuance of 20,897,000 shares of Class B Common Stock to Kennametal for the periods presented.
(2) Number of customers that have purchased products from the Company within the 12 months preceding the relevant period end.
(3)      Represents data at period end.
(4) Represents the number of SKUs offered in the United States. The number of SKUs offered in European markets range from 45,000 to 60,000 SKUs for 1998.
(5)      Direct-mail costs include direct production and mailing costs.
(6) Represents locations acquired through acquisitions that have not yet been converted into a showroom or a distribution center, or closed.

ITEM 7. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The accompanying financial information of the Company includes the operations of J&L America, Inc. ("J&L"), a previously wholly-owned subsidiary of Kennametal, and Full Service Supply ("Full Service Supply"), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the Company had no separate legal status or existence. Kennametal incorporated the Company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997.

In April 1997, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission with respect to an initial public offering ("IPO") of the Company's Class A Common Stock. In anticipation of the IPO, Kennametal contributed to the Company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO, Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

On July 2, 1997, the Company consummated the IPO whereby 4,897,000 shares of Class A Common Stock were issued at a price of $20.00 per share. The net proceeds from the IPO totaled $90.4 million and represented approximately 20 percent of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in fiscal 1997 and income taxes paid on behalf of the Company. The remaining net proceeds of $50.4 million were used to pay for fiscal 1998 acquisitions.

In connection with the IPO, Kennametal surrendered to the Company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters upon exercise of the underwriters' over-allotment option. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20.00 per share to one of the members of its and the Company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted on a one-to-one basis to Class A Common Stock. Subsequent to the IPO, 4,917,000 shares of Class A Common Stock were outstanding, and Kennametal held 20,237,000 shares of Class B Common Stock. The Company and Kennametal operate as separate companies.


RESULTS OF OPERATIONS

The following discussion should be read in connection with the consolidated financial statements of JLK and the related footnotes.


FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO
FISCAL YEAR ENDED JUNE 30, 1997

NET SALES. Net sales for fiscal 1998 were $425.3 million, an increase of 34.5 percent from $316.2 million in fiscal 1997. Net sales increased primarily because of the acquisition of six industrial supply companies during fiscal 1998, the opening of four new showrooms, including one distribution center, and the opening of a new distribution center in Germany. Sales also benefitted from the addition of over 10,000 SKUs to the 1998 master catalog, which expanded the product offering to 110,000 SKUs, and further penetration of existing customers. The six acquired companies had annual sales of approximately $137.0 million in their latest fiscal year and provided 21 additional locations, located primarily in the Midwestern United States and Texas. Net sales also rose to a lesser extent because of increased sales to new customers in the United Kingdom. Excluding the acquisitions, net sales increased 8.8 percent. Additionally, the increase in sales was realized despite a $31.8 million reduction in sales due to the General Electric Full Service Supply contract ("GE Contract") disengagement.

At June 30, 1998, the Company operated a total of 33 showrooms, including seven distribution centers in the United States and one in the United Kingdom, one distribution center in Germany, and 21 other locations acquired in fiscal 1998 through the Company's six acquisitions. The Company also provided Full Service Supply programs to approximately 115 customers covering approximately 194 different facilities. In the previous year, the Company operated 24 showrooms, including six distribution centers in the United States and one in the United Kingdom, operated four other locations acquired in fiscal 1997 through the Company's two acquisitions, and provided Full Service Supply programs for 60 customers covering 120 facilities at June 30, 1997.

GROSS PROFIT. Gross profit for fiscal 1998 was $147.9 million, an increase of
43.4 percent from $103.2 million in fiscal 1997. Gross margin for fiscal 1998 was 34.8 percent compared to 32.6 percent in fiscal 1997. The gross margin improved due to a more favorable sales mix as well as improved contract pricing on new Full Service Supply programs and the positive impact of the GE Contract disengagement. These benefits were partially offset by acquisition-related effects.

OPERATING EXPENSES. Operating expenses for fiscal 1998 were $106.6 million, an increase of 50.2 percent from $71.0 million in fiscal 1997. Operating expenses as a percentage of net sales were 25.1 percent in fiscal 1998 compared to 22.4 percent in fiscal 1997. Operating expenses as a percentage of net sales increased as a result of acquisitions, including higher amortization of intangible assets, and from higher costs associated with the opening of new showrooms and new distribution centers, and new Full Service Supply programs for customers covering over 70 different facilities. New showroom and distribution center opening costs also include additional product promotions, increased direct-mail costs and new customer marketing campaigns.

Also included in operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the Company. Charges from Kennametal were $12.1 million in fiscal 1998, an increase of 30.3 percent from $9.3 million in fiscal 1997. Charges from Kennametal as a percentage of net sales were 2.8 percent in fiscal 1998 compared to 2.9 percent in fiscal 1997. The increase in total charges from Kennametal resulted primarily from increased costs to support higher sales volume. Such charges are expected to continue to decline slightly as a percentage of net sales in coming years.

INTEREST (INCOME) EXPENSE AND OTHER. The Company earned interest income from Kennametal of approximately $2.9 million during fiscal 1998 due to investments made from the residual proceeds the Company received from its IPO and from excess cash.

INCOME TAXES AND NET INCOME. The effective tax rate was 39.0 percent in fiscal 1998 compared to 39.3 percent in fiscal 1997. Net income increased 40.2 percent to $27.1 million in fiscal 1998, as a result of higher sales and an improved gross margin, offset by higher operating expenses.


FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO
FISCAL YEAR ENDED JUNE 30, 1996

NET SALES. Net sales for fiscal 1997 were $316.2 million, an increase of 29.6 percent from $244.0 million in fiscal 1996. Net sales increased primarily because of the addition of five new showrooms, including a new distribution center, the addition of over 20,000 SKUs to the 1997 master catalog, which expanded the product offering to 100,000 SKUs, and from the implementation of Full Service Supply programs to new customers. Also contributing to the increase in sales revenue was the acquisition of two industrial supply companies during the fourth quarter of fiscal 1997. The acquired companies had annual sales of approximately $36.0 million in their latest fiscal year and provided four additional showrooms in the Midwestern United States. Net sales also rose to a lesser extent because of increased sales to new customers in the United Kingdom and the continued ramp-up of existing Full Service Supply programs. Excluding the acquisitions, net sales increased 27.4 percent.

At June 30, 1997, the Company operated a total of 24 showrooms, including six distribution centers in the United States and one in the United Kingdom, operated four other locations acquired in fiscal 1997 through the Company's two acquisitions, and provided Full Service Supply programs to approximately 60 customers covering approximately 120 different facilities. This compares to 19 showrooms, including five distribution centers in the United States and one in the United Kingdom, and Full Service Supply programs for 42 customers covering 86 facilities at June 30, 1996.

GROSS PROFIT. Gross profit for fiscal 1997 was $103.2 million, an increase of
32.9 percent from $77.6 million in fiscal 1996. Gross margin for fiscal 1997 was
32.6 percent compared to 31.8 percent in fiscal 1996. The gross margin improved slightly due to a higher percentage of metalworking products rather than related products sold to Full Service Supply program customers. This was partly offset by more frequent product promotions and limited introductory pricing on products related to the opening of five new showrooms.

OPERATING EXPENSES. Operating expenses for fiscal 1997 were $71.0 million, an increase of 34.5 percent from $52.8 million in fiscal 1996. Operating expenses as a percentage of net sales were 22.4 percent in fiscal 1997 compared to 21.6 percent in fiscal 1996. Operating expenses as a percentage of net sales increased as a result of higher costs associated with the start-up of five new showrooms, including a new distribution center, and new Full Service Supply programs for customers covering over 30 different facilities and from effects related to acquisitions. Such start-up costs included those for additional product promotions, increased direct-mail costs and new customer marketing campaigns. Total costs for these items also rose due to increased sales volume.

Also included in operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the Company. Charges from Kennametal were $9.3 million in fiscal 1997, an increase of 26.4 percent from $7.3 million in fiscal 1996. Charges from Kennametal as a percentage of net sales were 2.9 percent in fiscal 1997 compared to 3.0 percent in fiscal 1996. The increase in total charges from Kennametal resulted partly from increased costs associated with higher sales volume. Such charges are expected to decline slightly as a percentage of net sales in coming years. Charges from Kennametal could increase in the future due to the additional costs associated with operating as a public company.

INCOME TAXES AND NET INCOME. The effective tax rate was 39.3 percent in fiscal 1997 compared to 39.5 percent in fiscal 1996. Net income increased 28.2 percent to $19.3 million in fiscal 1997, as a result of higher sales and an improved gross margin, offset by higher operating expenses.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth summary quarterly financial information for fiscal 1998 and 1997. In the opinion of management, such information has been prepared on the same basis as the consolidated financial statements and reflects all necessary adjustments (consisting of only normal recurring adjustments) for a fair presentation of such unaudited quarterly results when read in conjunction with the consolidated financial statements and notes hereto. The operating results are not necessarily indicative of results for any future period as there can be no assurance that any trends reflected in such results will continue in the future.

                                            Quarter Ended
                         ---------------------------------------------------
                         Sept. 30       Dec. 31       March 31       June 30
----------------------------------------------------------------------------
(in thousands, except per share data)

FISCAL 1998
Net sales                 $95,420       $93,693       $109,945       $126,290
Gross profit               32,249        34,537         39,146         41,999
Net income                  6,769         6,977          7,338          5,992
Basic earnings
  per share                  0.27          0.28           0.29           0.24
Diluted earnings
  per share                  0.26          0.28           0.29           0.24
-----------------------------------------------------------------------------
FISCAL 1997
Net sales                 $70,018       $70,744       $ 84,433       $ 90,994
Gross profit               21,945        23,110         27,801         30,313
Net income                  3,970         3,947          5,702          5,688
Pro forma basic
  and diluted net
  income per share           0.19          0.19           0.27           0.27
-----------------------------------------------------------------------------

Pro forma net income per share gives effect to the issuance of 20,897,000 shares of Class B Common Stock to Kennametal for the periods presented.


SEASONALITY

Seasonal variations do not have a major effect on the Company's business. However, to varying degrees, traditional summer vacations and holidays often affect the Company's sales levels during the first and second quarters of its fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital needs have been to fund the Company's acquisitions, working capital requirements necessitated by its sales growth, its showroom expansion program in the United States, the addition of new products and Full Service Supply programs, and its direct marketing activities in the United Kingdom and Germany. The Company's primary sources of financing have been the proceeds from the IPO and cash from operations. The Company anticipates that its cash flows from operations and its Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Net cash provided by (used in) operating activities was $30.0 million, $22.6 million and $(5.0) million in fiscal 1998, 1997 and 1996, respectively. The increase in cash from operations in fiscal 1998 resulted from higher net income and from lower working capital requirements. The increase in cash from operations in fiscal 1997 resulted from higher net income and noncash transactions for services provided by and paid for by Kennametal and from lower working capital requirements.

Net cash used in investing activities was $70.6 million, $7.4 million and $1.7 million in fiscal 1998, 1997 and 1996, respectively. The acquisition of six industrial supply companies for $57.3 million and capital expenditures for $12.3 million accounted for the majority of the net cash used in investing activities in fiscal 1998. The increase in capital expenditures from $2.3 million in fiscal 1997 resulted from the opening of the distribution centers in Seattle, Wash. and Germany, coupled with expenditures related to the installation of state-of-the-art conveyor and order selection systems in the newly relocated Chicago, Ill. and United Kingdom distribution centers. Similarly, the increase in net cash used in investing activities in fiscal 1997 resulted from the acquisition of two industrial supply companies. The remaining cash used in investing activities in fiscal 1997 and 1996 was for investments related primarily to capital expenditures for improved information systems and office and computer equipment to accommodate new product offerings and showroom and distribution center openings.

Net cash provided by (used in) financing activities was $32.4 million, $(3.0) million and $0.6 million in fiscal 1998, 1997 and 1996, respectively. The increase in net cash provided by financing activities in fiscal 1998 was a result of the net proceeds received from the issuance of common stock in connection with the Company's IPO. This amount was offset by repayments to Kennametal for amounts previously advanced to the Company, repayments of short-term debt and the purchase of treasury stock. The increase in net cash used for financing activities in fiscal 1997 was due to repayments to Kennametal for amounts previously advanced to the Company for working capital needs, a dividend paid to Kennametal offset by short-term borrowings. The short-term borrowings were made under the Company's line of credit primarily to fund the dividend paid to Kennametal.

During the year, JLK acquired six companies that are engaged in the distribution of metalcutting tools and industrial supplies. The acquired companies have combined annual sales of approximately $137.0 million. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the respective date of acquisition. Of the proceeds from the Company's IPO, $50.4 million were used to fund these acquisitions.

On July 2, 1997, the Company consummated an IPO of approximately 4.9 million shares of common stock at a price of $20.00 per share. The net proceeds from the IPO were approximately $90.4 million and represented approximately 20 percent of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20.0 million of short-term debt related to the dividend paid to Kennametal and $20.0 million to repay Kennametal for the recent acquisitions and income taxes paid for on behalf of the Company. Pending such uses, the net proceeds were loaned to Kennametal under an Intercompany Debt/Investment and Cash Management Agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal maintains unused lines of credit to enable it to repay any portion or all of such loans on demand by the Company. Additional net proceeds of $50.4 million have been used to make acquisitions in fiscal 1998.

In June 1998, the Company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. In 1998, the Company repurchased 628,700 shares of its Class A Common Stock at a total cost of $14.2 million. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchase of common stock was financed principally by available funds and short-term borrowings.

The Company anticipates that its accounts receivable will continue to increase due to increased sales levels and from the effects of acquisitions, and that inventory levels will also increase due to the addition of new products, showrooms, Full Service Supply programs and from acquisitions. The Company believes that cash flow from operations will be sufficient to fund future growth and meet planned capital expenditure needs. However, if the Company were to make any material acquisitions, the Company may be required to utilize the Intercompany Debt/Investment and Cash Management Agreement with Kennametal or obtain debt or equity financing.


YEAR 2000

The Company is currently addressing its exposure relative to year 2000 issues for both information and non-information technology systems. A committee actively monitors the status of the readiness program of the Company and its subsidiaries. The Company estimates the total year 2000 expenditures to be approximately $8.0 to $12.0 million, with the majority being spent on the implementation of the Company's new business system, Endura's Enterprise Information System. Most of the expenditures are expected to be incurred in fiscal 1999. These costs include both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned. The Company has currently completed more than 20 percent of the tasks identified to remediate the year 2000 exposure, with the majority of the remaining tasks to be completed by June 1999.

Management currently believes the most significant impact of the year 2000 issue could be an interrupted supply of goods and services from our vendors. The Company has an on going effort to gain assurances and certifications of suppliers readiness programs. Contingency plans include the search for alternate certified vendors and the increase of safety stock of major product lines.


EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs continue to affect the Company's business. However, the Company does not believe that inflation has had a material effect on its results of operations in recent years. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.


TERMINATION OF LARGE CONTRACT

For the fiscal year ended June 30, 1997, the Company had $316.2 million in net sales, of which $54.7 million of net sales were related to a Full Service Supply program contract with General Electric Corporation ("GE") for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (the "GE Contract"). The operating margin related to the GE Contract was lower than the Company's other Full Service Supply program contracts. Many of the products provided by the Company to GE under the GE Contract fell outside of the Company's core focus on metalworking consumables and related products.

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

During fiscal 1998, the Company completed its disengagement from the GE manufacturing sites that were discontinued. Sales to these GE sites totaled $22.9 million in fiscal 1998, or 42 percent of the fiscal 1997 level. After fiscal 1998, estimated sales to GE for those manufacturing sites that will continue to be served by the Full Service Supply programs are expected to amount to approximately 15 percent to 20 percent of the total amount received in fiscal 1998 under the GE Contract.

The Company has redeployed its resources related to the GE Contract to take advantage of requests by certain current Full Service Supply program customers to ramp-up their existing programs at an increased rate as well as to offer Full Service Supply programs to new customers. Sales to all Full Service Supply customers, including sales to the disengaged GE sites, decreased 7.4 percent in fiscal 1998, as compared to sales to all Full Service Supply customers in fiscal 1997. As a result of these redeployment efforts, sales to Full Service Supply customers in fiscal 1998, excluding the effect of the disengaged GE sites, increased by 30.3 percent over the comparable sales in fiscal 1997.


NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Statements ("SFAS") No. 128, "Earnings per Share," issued in February 1997. This statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts. The adoption of this standard did not have a material impact on previously reported earnings per share amounts. The Company also adopted SFAS No. 129, "Disclosure of Information about Capital Structure," issued in February 1997. This statement requires specific disclosure requirements related to a Company's capital structure. The adoption of this standard did not have a material impact on the Company.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued by the Financial Accounting Standards Board requiring implementation for periods beginning after December 15, 1997.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in fiscal 1999 and does not anticipate that the statement will have a significant impact on its disclosures.

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

In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. The implementation of SFAS No. 132 will revise certain footnote disclosure requirements related to pension and other retiree benefits, but will not have a financial impact on the Company. Implementation is required for fiscal 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       PAGE
Selected Quarterly Financial Data (Unaudited)            26

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                 29

Consolidated Statements of Income                        30

Consolidated Balance Sheets                              31

Consolidated Statements of Cash Flows                    32

Consolidated Statements of Shareholders' Equity          33

Notes to Consolidated Financial Statements               34

Report of Independent Public Accountants


TO THE SHAREHOLDERS OF JLK DIRECT DISTRIBUTION INC.

We have audited the accompanying consolidated balance sheets of JLK Direct Distribution Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLK Direct Distribution Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
------------------------------
Arthur Andersen LLP
Pittsburgh, Pennsylvania
July 21, 1998

CONSOLIDATED STATEMENTS OF INCOME


                                                                                  Fiscal Year Ended June 30,
                                                                         ------------------------------------------
(In thousands, except per share data)                                         1998             1997            1996
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                $ 425,348         $316,189        $243,969
Cost of goods sold                                                         277,417          213,020         166,326
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                               147,931          103,169          77,643
Operating expenses                                                         106,623           70,976          52,761
-------------------------------------------------------------------------------------------------------------------
Operating income                                                            41,308           32,193          24,882
Interest (income) expense and other                                         (3,068)             368              --
-------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                    44,376           31,825          24,882
Provision for income taxes                                                  17,300           12,518           9,819
-------------------------------------------------------------------------------------------------------------------
Net income                                                               $  27,076         $ 19,307        $ 15,063
===================================================================================================================

PER SHARE DATA:
        Basic earnings per share                                         $    1.08               --              --
===================================================================================================================
        Diluted earnings per share                                       $    1.07               --              --
===================================================================================================================
        Weighted average shares outstanding                                 25,138               --              --
===================================================================================================================
        Diluted average shares outstanding                                  25,277               --              --
===================================================================================================================
        Pro forma basic and diluted net income per share                        --         $   0.92        $   0.72
===================================================================================================================
        Pro forma weighted and diluted average shares outstanding               --           20,897          20,897
===================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                                   June 30,
                                                                                                        ----------------------------
(In thousands)                                                                                               1998              1997
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Current assets:
        Cash and equivalents                                                                            $   4,715         $  13,088
        Notes receivable from Kennametal                                                                    1,169                --
        Accounts receivable, less allowance for doubtful accounts of $827 and $286, respectively           71,426            42,589
        Inventories                                                                                        97,299            70,332
        Deferred income taxes                                                                               5,853             3,260
------------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                              180,462           129,269
------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment:
        Land and buildings                                                                                  5,152             1,761
        Machinery and equipment                                                                            21,379             9,475
        Less accumulated depreciation                                                                      (6,014)           (4,204)
------------------------------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                                                  20,517             7,032
------------------------------------------------------------------------------------------------------------------------------------
Other assets:
        Intangible assets, net                                                                             71,090            27,927
        Other                                                                                               3,517             1,260
------------------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                                                 74,607            29,187
------------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                                    $ 275,586         $ 165,488
====================================================================================================================================

LIABILITIES:
Current liabilities:
        Notes payable to banks                                                                          $   1,915         $  20,295
        Notes payable to Kennametal                                                                            --            15,805
        Accounts payable                                                                                   36,393            15,460
        Due to Kennametal and affiliates                                                                   15,144             7,641
        Income taxes payable                                                                                8,252             4,055
        Accrued payroll and vacation pay                                                                    3,567             1,735
        Other                                                                                               5,877             2,806
------------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                          71,148            67,797
------------------------------------------------------------------------------------------------------------------------------------
Other liabilities                                                                                           8,503             4,960
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                                  79,651            72,757
------------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
        Investments by and advances from Kennametal                                                            --            92,643
        Preferred Stock, $.01 par value; 25,000 shares authorized; none issued                                 --                --
        Class A Common Stock, $.01 par value; 75,000 shares authorized;
           4,917 issued, 4,288 outstanding at June 30, 1998                                                    49                --
        Class B Common Stock, $.01 par value; 50,000 shares authorized;
           20,237 issued and outstanding at June 30, 1998                                                     202                --
        Additional paid-in capital                                                                        182,822                --
        Retained earnings                                                                                  27,076                --
        Treasury stock, at cost, 629 shares of Class A Common Stock at June 30, 1998                      (14,197)               --
        Cumulative translation adjustment                                                                     (17)               88
------------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                                        195,935            92,731
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                                      $ 275,586         $ 165,488
====================================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Fiscal Year Ended June 30,
                                                                                          ----------------------------------------
(In thousands)                                                                                1998             1997           1996
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                $ 27,076         $ 19,307       $ 15,063
        Adjustments for noncash items:
                Depreciation and amortization                                                5,185            1,768          1,458
                Loss on sale of assets                                                         112               --             --
                Noncash transactions with Kennametal                                            --            6,266          5,660
        Changes in certain assets and liabilities, net of effects from acquisitions:
                Accounts receivable                                                         (7,799)          (4,074)       (12,252)
                Inventories                                                                (10,609)          (4,390)       (14,914)
                Accounts payable and accrued liabilities                                    16,971            1,377          1,278
                Other                                                                         (951)           2,383         (1,287)
----------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used in) operating activities                                    29,985           22,637         (4,994)
----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                                         (12,286)          (2,287)        (2,053)
        Notes receivable from Kennametal                                                    (1,169)              --             --
        Acquisitions, net of cash                                                          (57,341)          (5,106)            --
        Other                                                                                  179               --            337
----------------------------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                                                 (70,617)          (7,393)        (1,716)
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net proceeds from initial public offering of Class A Common Stock                   90,430               --             --
        (Repayments to) borrowings under notes payable to banks                            (28,064)          27,987             --
        Notes payable to Kennametal                                                        (15,805)              --             --
        Cash dividend paid to Kennametal                                                        --          (20,000)            --
        Purchase of treasury stock                                                         (14,197)              --             --
        Net cash advances by (repayments to) Kennametal                                         --          (10,968)           590
----------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used in) financing activities                                    32,364           (2,981)           590
----------------------------------------------------------------------------------------------------------------------------------

Exchange rate effect on cash                                                                  (105)             135            (44)
----------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents                                             (8,373)          12,398         (6,164)
Cash and equivalents, beginning                                                             13,088              690          6,854
----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, ending                                                              $  4,715         $ 13,088       $    690
==================================================================================================================================

SUPPLEMENTAL DISCLOSURE:
Income taxes paid                                                                         $ 15,831         $ 12,518       $ 10,891
Interest paid                                                                                   49              368             --
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Fiscal Year Ended June 30,
                                                             -------------------------------------------
(In thousands)                                                    1998             1997             1996
--------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK:
Balance at beginning of year                                 $      --         $     --         $     --
Initial public offering of 4,897 shares of
  Class A Common Stock, including surrender of
  640 shares of Class B Common Stock by Kennametal                  48               --               --
Sale and exchange of 20 shares of Class B
  Common Stock for Class A Common Stock by Kennametal                1               --               --
--------------------------------------------------------------------------------------------------------
Balance at end of year                                              49               --               --
--------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK:
Balance at beginning of year                                        --               --               --
Exchange of investment by and advances
  from Kennametal for 20,897 shares of
  Class B Common Stock                                             209               --               --
Surrender of 640 shares of Class B Common
  Stock by Kennametal                                               (6)              --               --
Sale and exchange of 20 shares of Class B
  Common Stock for Class A Common Stock by Kennametal               (1)              --               --
--------------------------------------------------------------------------------------------------------
Balance at end of year                                             202               --               --
--------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                                        --               --               --
Initial public offering of 4,897 shares of
  Class A Common Stock, including surrender of
  640 shares of Class B Common Stock by Kennametal              90,388               --               --
Exchange of investment by and advances from
 Kennametal for 20,897 shares of
 Class B Common Stock                                           92,434               --               --
--------------------------------------------------------------------------------------------------------
Balance at end of year                                         182,822               --               --
--------------------------------------------------------------------------------------------------------

RETAINED EARNINGS:
Balance at beginning of year                                        --               --               --
Net Income                                                      27,076               --               --
--------------------------------------------------------------------------------------------------------
Balance at end of year                                          27,076               --               --
--------------------------------------------------------------------------------------------------------

TREASURY STOCK:
Balance at beginning of year                                        --               --               --
Purchase of treasury stock, 629 shares of
  Class A Common Stock                                         (14,197)              --               --
--------------------------------------------------------------------------------------------------------
Balance at end of year                                         (14,197)              --               --
--------------------------------------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENTS:
Balance at beginning of year                                        88              (47)              (3)
Current year translation adjustments                              (105)             135              (44)
--------------------------------------------------------------------------------------------------------
Balance at end of year                                             (17)              88              (47)
--------------------------------------------------------------------------------------------------------

INVESTMENTS BY AND ADVANCES FROM KENNAMETAL:
Balance at beginning of year                                    92,643           98,038           76,725
Net income                                                          --           19,307           15,063
Dividend                                                            --          (20,000)              --
Net cash advances by (repayments to) Kennametal                     --          (10,968)             590
Other noncash transactions                                          --            6,266            5,660
Exchange of investment by and advances from
  Kennametal for 20,897 shares of Class B Common
  Stock                                                        (92,643)              --               --
--------------------------------------------------------------------------------------------------------
Balance at end of year                                              --           92,643           98,038
--------------------------------------------------------------------------------------------------------
Total shareholders' equity, June 30                          $ 195,935         $ 92,731         $ 97,991
========================================================================================================

The accompanying notes are an integral part of these statements.

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)


NOTE 1: FORMATION AND NATURE OF BUSINESS

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

In April 1997, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission with respect to an initial public offering ("IPO") of the Company's Class A Common Stock ("the Offering"). In anticipation of the IPO, Kennametal contributed to the Company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO, Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

On July 2, 1997, the Company consummated the IPO whereby 4,897,000 shares of Class A Common Stock were issued at a price of $20.00 per share. The net proceeds from the IPO totaled $90.4 million and represented approximately 20 percent of the Company's outstanding common stock. The net proceeds were used by the Company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in fiscal 1997 and income taxes paid on behalf of the Company. The remaining net proceeds of $50.4 million were used to pay for fiscal 1998 acquisitions.

In connection with the IPO, Kennametal surrendered to the Company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters upon exercise of the underwriters' over-allotment option. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20.00 per share to one of the members of its and the Company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted on a one-to-one basis to Class A Common Stock. Subsequent to the IPO, 4,917,000 shares of Class A Common Stock were outstanding, and Kennametal held 20,237,000 shares of Class B Common Stock.

The Company is a global distributor of metalworking consumables and related products to the metalworking industry utilizing mail-order catalogs, showrooms, a direct field sales force and integrated industrial supply programs, which constitutes a single business segment.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented below to assist in evaluating the Company's financial statements.

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

For periods prior to fiscal 1998, the accompanying consolidated financial statements consist of the financial statements of the Company as described in
Note 1. These statements are presented as if the Company had existed as a corporation separate from Kennametal and include the historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable. Shareholders' equity (which represents Kennametal's 100 percent interest prior to the IPO) comprises both investments by and non-interest bearing advances from Kennametal. In connection with the IPO which was consummated on July 2, 1997, such amounts were included as part of the Company's permanent equity capitalization. All operating expenses related to the Company have been appropriately reflected in the Company's consolidated financial statements. All material transactions between entities included in the consolidated financial statements have been eliminated.

For all periods presented, certain operating expenses reflected in the consolidated financial statements include charges for certain services provided by Kennametal. These charges are based on personnel, business volume or other appropriate bases and generally include expenses related to warehousing, information management and other administrative services. These charges are estimates based on Kennametal management's best estimate of actual expenses. It is management's opinion that the expenses charged to the Company are reasonable and are representative of the expenses the Company would have incurred on a stand-alone basis. The accompanying financial statements do not include Kennametal's general corporate debt or an allocation of interest expense.

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

CASH EQUIVALENTS. Temporary cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents consist principally of investments in money market funds and certificates of deposit.

For periods prior to fiscal 1998, cash equivalents include the Company's position in Kennametal's centralized cash management system (see Note 12).

NOTES RECEIVABLE FROM KENNAMETAL. For fiscal 1998, notes receivable from Kennametal reflects the Company's position in Kennametal's centralized cash management system (see Note 12).

INVENTORIES are carried at the lower of cost using the first-in, first-out
(FIFO) method or market.

PROPERTY, PLANT AND EQUIPMENT are carried at cost. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in net income. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from three to 40 years.

ADVERTISING AND CATALOG COSTS. Advertising costs are expensed as incurred. The costs of producing and distributing the Company's catalog are initially deferred and included in other assets in the Company's balance sheet. These catalog costs are generally amortized to expense in the year incurred.

INTANGIBLE ASSETS. Goodwill includes an allocation from Kennametal for the excess of costs over the fair value of net assets acquired related to the historical acquisition costs of the Company and includes the excess of cost over net assets of acquired companies. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Other intangible assets arising from acquisitions consist of employee retention and non-compete agreements and are being amortized over the life of the agreements, which range from three to five years.

COMMON STOCK. The holders of Class A Common Stock and Class B Common Stock generally have identical rights except that holders of Class A Common Stock are entitled to one vote per share, while holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by the Company's shareholders.

EARNINGS PER SHARE. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of common stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of common stock options. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased by 139,283 in 1998 due to the dilutive effect of unexercised stock options.

For periods prior to 1998, pro forma basic and diluted earnings per share was computed using the pro forma weighted and diluted average number of shares outstanding during the period. Pro forma weighted average and diluted common shares outstanding are presented on a basis that gives pro forma effect to the issuance of the Class B Common Stock. Average and diluted weighted shares outstanding are the same for these periods as the effect of unexercised stock options for fiscal 1997 is not considered material, and there were no unexercised stock options outstanding for fiscal 1996.

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

FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Company's international operations are translated into U.S. dollars using year-end exchange rates, while sales and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a separate component of shareholders' equity.

NEW ACCOUNTING STANDARDS. The Company adopted Statement of Financial Accounting Statements (SFAS) No. 128, "Earnings per Share," issued in February 1997. This statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts. The adoption of this standard did not have a material impact on previously reported earnings per share amounts. The Company also adopted SFAS No. 129, "Disclosure of Information about Capital Structure," issued in February 1997. This statement requires specific disclosure requirements related to a company's capital structure. The adoption of this standard did not have a material impact on the Company.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued by the Financial Accounting Standards Board requiring implementation for periods beginning after December 15, 1997.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in fiscal 1999 and does not anticipate that the statement will have a significant impact on its disclosures.

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

In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. The implementation of SFAS No. 132 will revise certain footnote disclosure requirements related to pension and other retiree benefits, but will not have a financial impact on the Company. Implementation is required for fiscal 1999.

RECLASSIFICATIONS. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.


NOTE 3: ACQUISITIONS

During fiscal 1998 and 1997, the Company acquired the following distributors of metalcutting tools and industrial supplies:


                                                      Acquisition
Date Acquired     Acquisition                         Headquarters
---------------------------------------------------------------------------
FISCAL 1998
October 1997      Car-Max Tool & Cutter, Inc.         Rockford, Ill.
December 1997     GRS Industrial Supply Co.           Grand Rapids, Mich.
January 1998      Production Tools Sales, Inc.        Dallas, Texas
March 1998        Dalworth Tool & Supply, Inc.        Arlington, Texas
March 1998        ATS Industrial                      Salt Lake City, Utah
                  Supply Company
May 1998          Strong Tool Co.                     Cleveland, Ohio
---------------------------------------------------------------------------
FISCAL 1997
April 1997        Strelinger Company                  Troy, Mich.
May 1997          Mill & Abrasive Supply, Inc.        Roseville, Mich.
---------------------------------------------------------------------------


All acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired for the acquisitions was approximately $39.9 million and $3.6 million for the fiscal years ended June 30, 1998 and 1997, respectively, which has been recorded as goodwill. The net purchase price of the acquisitions was allocated as follows:


                                            1998               1997
(in thousands)                      Acquisitions       Acquisitions
-------------------------------------------------------------------
Current assets                           $38,360            $12,660
Property, plant & equipment                3,431              1,687
Other long-term assets                       590                250
Goodwill                                  39,850              3,629
Current liabilities                      (24,890)           (13,120)
-------------------------------------------------------------------
Purchase price, net of cash              $57,341            $ 5,106
===================================================================


The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Estimated annualized sales for these acquisitions are $137.0 million and $36.0 million for the companies acquired during fiscal 1998 and 1997, respectively. On a pro forma basis, as if the acquisitions had taken place at the beginning of fiscal 1998 and 1997, consolidated net sales would have been $531.5 million and $479.2 million, respectively. The pro forma impact on net income and diluted earnings per share would not be materially different from the amounts reported in fiscal 1998 and 1997.

In connection with the acquisitions, the Company also entered into employee retention and non-compete agreements that amounted to approximately $6.6 million and $4.1 million for the acquisitions consummated in 1998 and 1997, respectively, which have been accounted for as noncash transactions. The agreements will be amortized over their respective life which ranges between three and five years. The liability for these agreements at June 30, 1998 and 1997 recorded in other current liabilities was $2.8 million and $1.0 million, respectively, and in other liabilities was $6.5 million and $3.0 million, respectively.


NOTE 4: INTANGIBLE ASSETS

Intangible assets consisted of the following:


(in thousands)                         1998              1997
-------------------------------------------------------------
Goodwill                            $68,766           $28,800
Other intangible assets              10,555             4,075
-------------------------------------------------------------
                                     79,321            32,875
Accumulated amortization             (8,231)           (4,948)
-------------------------------------------------------------
Intangible assets-net               $71,090           $27,927
=============================================================

NOTE 5: NOTES PAYABLE TO BANKS

Notes payable to banks represent short-term borrowings under credit lines obtained with United States and international commercial banks. These credit lines totaled approximately $30.0 million at June 30, 1998, of which $18.1 million was unused. The weighted average interest rate for borrowings was 8.25 percent and 6.30 percent at June 30, 1998 and 1997, respectively.

On April 3, 1998, the Company entered into an agreement whereby the Company, through J&L, is a co-guarantor with Kennametal on a $22.0 million line of credit with a bank. This line of credit supports Kennametal's and JLK's operations in the United Kingdom. Interest payable under the line of credit is based on one of the following rates, depending upon the manner in which the credit facility is used: the Bank's base rate, as defined in the credit facility, plus 1%, for overdrafts; or LIBOR plus 0.9%, for short-term borrowings. The effective rate was 8.50 percent at June 30, 1998. The line of credit is due in full on February 17, 1999. At June 30, 1998, total outstanding borrowings under this facility were $11.9 million, of which $1.8 million was borrowed directly by JLK, and is included in Notes Payable to Banks.

On January 8, 1998, the Company, through J&L, obtained a $5.6 million line of credit with a bank to support its German operations. This line of credit is guaranteed by Kennametal, is due 30 days subsequent to any termination of this guarantee by Kennametal, and bears interest at 6.25 percent. At June 30, 1998, no amounts were outstanding under this credit facility.

The Company, through J&L, has available a credit facility with a bank aggregating $2.0 million, with interest payable at the prevailing prime interest rate. The credit facility may be terminated at the option of the bank or the Company. At June 30, 1998, no amounts were outstanding under the credit facility.

On April 25, 1997, the Company, through J&L, obtained a $25.0 million line of credit with a bank and borrowed $20.0 million under the line of credit to fund a dividend to Kennametal. Interest payable under the line of credit was based on LIBOR plus 0.25% and was required to be repaid in full within six months. Kennametal had guaranteed repayment of the line of credit in the event of default by the Company. The line of credit was repaid and canceled in full during July 1997.


NOTE 6: LEASES

The majority of the operations of the Company are conducted on leased premises, some of which are leased from related parties. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2013. At June 30, 1998, approximate minimum annual rentals on such leases are as follows:


                           Total (including
                              Related Party           Related Party
(in thousands)                 Commitments)             Commitments
--------------------------------------------------------------------
1999                                 $6,012                  $1,287
2000                                  4,919                   1,191
2001                                  3,232                     610
2002                                  2,180                     106
2003                                  1,748                     106
2004 and thereafter                   7,263                     424


Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for the fiscal years ended 1998, 1997 and 1996 was approximately $5.6 million, $2.8 million and $2.3 million, respectively, including approximately $1.8 million, $1.2 million and $1.1 million, respectively, paid to related parties. In the opinion of the Company's management, these leases with related parties are on terms that approximate fair market value.

NOTE 7: INCOME TAXES

Income (loss) before income taxes and the provision for income taxes consisted of the following:

(in thousands)                         1998          1997          1996
------------------------------------------------------------------------
Income (loss) before
    income taxes:
    United States                   $45,786       $32,716       $25,423
    International                    (1,410)         (891)         (541)
------------------------------------------------------------------------
Total income before
    income taxes                    $44,376       $31,825       $24,882
========================================================================

Current income taxes:
    Federal                         $17,600       $11,410       $ 9,454
    State                             2,100         1,709         1,421
------------------------------------------------------------------------
    Total                            19,700        13,119        10,875
Deferred income taxes                (2,400)         (601)       (1,056)
------------------------------------------------------------------------
Provision for income taxes          $17,300       $12,518       $ 9,819
========================================================================

Effective tax rate                     39.0%         39.3%         39.5%
========================================================================

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:


(in thousands)                               1998           1997          1996
--------------------------------------------------------------------------------
Income taxes at
   U.S. statutory rate                   $15,532         $11,139        $8,709
State income taxes, net of
   federal tax benefits                    1,445           1,064           835
Nondeductible goodwill                       409             237           223
Foreign earnings rate differential          (240)             --            --
Other                                        154              78            52
--------------------------------------------------------------------------------
Provision for income taxes               $17,300         $12,518        $9,819
================================================================================


Deferred tax assets and liabilities consisted of the following:

(in thousands)                               1998           1997
------------------------------------------------------------------
Deferred tax assets (liabilities):
   Inventory valuation and reserves        $4,384         $2,891
   Accrued vacation and
        workers compensation                  985            275
   Postretirement benefits                    255            160
   Pension benefits                           453            362
   Bad debts                                  299             73
   Deductible goodwill                        340             --
   Net operating loss carryforwards           862             --
   Other assets                               147             21
   Property, plant and equipment             (358)          (264)
------------------------------------------------------------------
Net deferred tax asset                     $7,367         $3,518
==================================================================


Included in deferred tax assets at June 30, 1998 are unrealized tax benefits totaling $0.9 million related to net operating loss carryforwards in Germany, which can be carried forward indefinitely.


NOTE 8: PENSION BENEFITS

The Company participates in Kennametal's Retirement Income Plan (the "Plan") which covers substantially all of the Company's employees. The benefits provided by the Plan are measured by length of service, compensation and other factors and are funded by a trust established under the Plan. The Kennametal Plan currently is overfunded and complies with the funding requirements of ERISA. Plan assets consist principally of common stocks, corporate bonds and U.S. government securities.

The following table provides the details of the components of pension expense for the Company. It is not practicable to determine the funded status of the portion of the Plan that relates to the Company. On an overall basis, the funded assets of the Plan were in excess of the projected benefit obligation as of June 30, 1998 and 1997.

The components of net pension cost for the Company's portion of the Plan were as follows:


(in thousands)                          1998           1997           1996
----------------------------------------------------------------------------
Service cost                            $623         $  601           $515
Interest cost                            240            332            275
Return on plan assets                   (901)        (1,110)          (422)
Net amortization and deferral            252            471            (57)
----------------------------------------------------------------------------
Net pension cost                        $214         $  294           $311
============================================================================


The Company also participates in Kennametal's 401(k) Thrift Plan for employees. The charge to operations incurred by the Company for contributions totaled $0.7 million, $0.5 million and $0.4 million in fiscal 1998, 1997 and 1996, respectively.


NOTE 9: POSTRETIREMENT BENEFITS

The Company participates in Kennametal's sponsored plan whereby certain health care and life insurance benefits are provided for retired employees. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company. These benefits currently are unfunded.

The components of other postretirement benefit costs for the Company's plan were as follows:


(in thousands)                          1998           1997            1996
----------------------------------------------------------------------------
Service cost                             $55            $74             $66
Interest cost                             26             28              19
Net amortization and deferral             (3)             1              --
----------------------------------------------------------------------------
Net postretirement cost                  $78           $103             $85
============================================================================


NOTE 10: FINANCIAL INSTRUMENTS

FAIR VALUE. The Company had $4.7 million and $13.1 million in cash and equivalents at June 30, 1998 and June 30, 1997, respectively, which approximates fair value because of the short maturity of these investments.

The estimated fair value of notes payable to banks approximated $1.9 million at June 30, 1998. Fair value was determined using discounted cash flow analysis and the Company's incremental borrowing rates for similar types of arrangements.

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. With respect to trade receivables, concentrations of credit risk are somewhat reduced because the Company serves numerous customers in many industries and geographic areas. As of June 30, 1998 and 1997, receivables with the Company's five largest accounts represented 20 percent and 22 percent, respectively, of total accounts receivable (see Note
11).

NOTE 11: SIGNIFICANT CUSTOMERS

The Company operates predominantly in one industry segment, that being distribution of metalworking consumables and related products to the metalworking industry utilizing mail-order catalogs, showrooms, a direct field sales force and integrated industrial supply programs. During fiscal 1998, 1997 and 1996, sales to one customer amounted to 5 percent, 17 percent and 21 percent of total sales, respectively. No other customer accounted for more than 5 percent of the Company's sales in fiscal 1998. Sales outside the United States were approximately $15.1 million, $9.4 million and $5.1 million during fiscal 1998, 1997 and 1996, respectively. These sales principally were to customers in the United Kingdom and Germany.

For the fiscal year ended June 30, 1997, the Company had $316.2 million in net sales, of which $54.7 million of net sales were related to a Full Service Supply program contract with General Electric Corporation ("GE") for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (the "GE Contract"). The operating margin related to the GE Contract was lower than the Company's other Full Service Supply program contracts. Many of the products provided by the Company to GE under the GE Contract fell outside of the Company's core focus on metalworking consumables and related products.

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

During fiscal 1998, the Company completed its disengagement from the GE manufacturing sites that were discontinued. Sales to these GE sites totaled $22.9 million in fiscal 1998, or 42 percent of the fiscal 1997 level. After fiscal 1998, estimated sales to GE for those manufacturing sites that will continue to be served by the Full Service Supply programs are expected to amount to approximately 15 percent to 20 percent of the total amount received in fiscal 1998 under the GE Contract.

The Company has redeployed its resources related to the GE Contract to take advantage of requests by certain current Full Service Supply program customers to ramp-up their existing programs at an increased rate as well as to offer Full Service Supply programs to new customers. Sales to all Full Service Supply customers, including sales to the disengaged GE sites, decreased 7.4 percent in fiscal 1998, as compared to sales to all Full Service Supply customers in fiscal 1997. As a result of these redeployment efforts, sales to Full Service Supply customers in fiscal 1998, excluding the effect of the disengaged GE sites, increased by 30.3 percent over the comparable sales in fiscal 1997.


NOTE 12: RELATED PARTY TRANSACTIONS

The Company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows:


(in thousands)                  1998              1997              1996
---------------------------------------------------------------------------
Purchases from Kennametal
     and subsidiaries        $40,700           $30,918           $18,705
Sales to Kennametal
     and subsidiaries         10,583            12,361            11,443
---------------------------------------------------------------------------


The Company and Kennametal have entered into a number of agreements, which became effective upon completion of the IPO, for the purpose of defining certain relationships between the two companies. As a result of Kennametal's ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arm's-length negotiations. Management believes that the fees charged by Kennametal are reasonable and such fees are representative of the expenses the Company would have incurred on a stand-alone basis. The agreements primarily have initial terms of ten years. Descriptions of these agreements, and the material terms of which, are set forth below.

ADMINISTRATIVE SERVICES AGREEMENT. The Company and Kennametal entered into an intercompany administrative services agreement with respect to services to be provided by Kennametal to the Company. The administrative services agreement provides that such services will be provided in exchange for fees which, generally, (i) in the case of services purchased by Kennametal from third parties for the Company, are based upon the incremental cost charged by such third parties to Kennametal for such services provided to the Company and (ii) in the case of services directly provided by Kennametal, are based on the estimated costs, including a reasonable allocation of direct and indirect overhead costs, incurred by Kennametal for the services it provides directly to the Company. The services initially provided by Kennametal to the Company include, among other things, certain treasury, general accounting and administrative services including, tax, risk management, human resources, legal, internal audit, marketing, executive time and space, and information system services. The administrative services agreement also provides that Kennametal will arrange and administer all existing insurance arrangements and may continue coverage of the Company under Kennametal's insurance policies and will allow eligible employees of the Company to participate in all of Kennametal's benefit plans. Under this agreement, fees charged to the Company by Kennametal for services provided during fiscal 1998 were $6.3 million.

LEASE AGREEMENT. The Company and Kennametal entered into a lease agreement pursuant to which Kennametal subleases to the Company space within buildings located on Kennametal's premises. The Company paid $0.1 million in lease payments to Kennametal during fiscal 1998 under this agreement.


SHARED FACILITIES AGREEMENT. The Company and Kennametal entered into shared facilities agreements pursuant to which each company subleases to the other company the facilities that are leased by either of the companies and shared with the other company. The shared facilities agreements provide that the relevant sublessor leases space to the sublessee at a rental rate equal to a pro rata share (based on square feet occupied) of all costs and expenses (principally fixed rent) under the relevant lease. The Company's management believes that the rental rates payable by the Company are commensurate with market rates. Under this agreement, fees of $0.5 million were charged to the Company by Kennametal during fiscal 1998 for the portion of the costs and expenses attributable to the Company under the relevant leases. Also under this agreement, fees of $0.2 million were charged by the Company to Kennametal during fiscal 1998 for the portion of the costs and expenses attributable to Kennametal under the relevant leases.

PRODUCT SUPPLY AGREEMENT. The Company and Kennametal entered into a product supply agreement pursuant to which Kennametal supplies and the Company purchases from Kennametal all of the Company's requirements for metalworking consumables and related products direct-marketed by the Company, and Kennametal further agreed to supply all metalworking consumables and related products requested pursuant to Full Service Supply programs, except as otherwise agreed from time to time between the Company and Kennametal. The Company is entitled to purchase products for its direct-marketing business at prices discounted from Kennametal's published price for each such product depending upon the volume of each such product purchased by the Company. Under this agreement, products purchased for resale from Kennametal by the Company during fiscal 1998 were $40.7 million.


TAX-SHARING AGREEMENT. Pursuant to the tax-sharing agreement, the Company makes payments to Kennametal determined as though the Company were to file separate federal, state and local income tax returns.


TRADEMARK LICENSE AGREEMENT. The Company and Kennametal entered into a trademark license agreement which provides, among other things, for the grant to the Company by Kennametal of a non-exclusive license to use the trademarks service marks, trade names and other intellectual property of Kennametal in connection with the Company's business. The Company also has granted to Kennametal a non-exclusive license to use the Company's trademarks service marks and trade names on terms similar to those granted by Kennametal to the Company.


INDEMNIFICATION AGREEMENT. Under the indemnification agreement, subject to limited exceptions, the Company is required to indemnify Kennametal and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the Offering, including liabilities arising out of or based upon alleged misrepresentations in or omissions from the Registration Statement. The indemnification agreement also provides that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (the "Indemnified Party") for liabilities that may be incurred by the Indemnified Party relating to, resulting from or arising out of: (i) the businesses and operations conducted or formerly conducted, or assets owned or formerly owned, by the Indemnifying Party and its subsidiaries (except, in the case where Kennametal is the Indemnifying Party, such businesses, operations and assets of the Company and its subsidiaries); or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering, except to the extent caused by the Indemnified Party. The indemnification agreement also provides that the Company will indemnify Kennametal for any liabilities incurred under guarantees of leases.


NON-COMPETITION AND CORPORATE OPPORTUNITIES ALLOCATION AGREEMENT. Pursuant to a non-competition and corporate opportunities allocation agreement (the "Corporate Opportunities Agreement") entered into between Kennametal and the Company: (i) Kennametal agrees for as long as the other intercompany agreements remain in effect (whose current term is 10 years) (A) not to compete with the Company in the business of direct marketing of a broad range of metalworking consumables and related products through catalogs, monthly promotional flyers, additional mailings and advertisements, telemarketing efforts, direct-sales efforts and showrooms targeted at small- and medium-sized metalworking shops, as well as the supply of consumable tooling and related metalworking products at designated manufacturing plants of large industrial customers through integrated supply programs, (the "Base Business") except where the Company has been offered by Kennametal or its affiliates or a third party, the right to acquire a business that falls under the Base Business at fair market value, and the Company's Board of

Directors has determined, for whatever reason, that the Company shall not acquire such business, and (B) not to sell, offer to sell, distribute or otherwise make available Kennametal manufactured and branded products to anyone who intends to direct market such products and therefore competes with the Company's direct-marketing program except, with respect to those contracts, arrangements or relationships in existence on the date of the Corporate Opportunities Agreement or with the prior written consent of the Company; and
(ii) the Company has agreed for as long as the other intercompany agreements remain in effect not to sell, offer to sell, distribute or otherwise make available any products that compete directly or indirectly with Kennametal without the prior written consent of Kennametal, except in connection with the provision of integrated industrial supply programs as may be required specifically by customers thereof.


INTERCOMPANY DEBT/INVESTMENT AND CASH MANAGEMENT AGREEMENT. The Company and Kennametal entered into an Intercompany Debt/Investment and Cash Management Agreement (the "Cash Management Agreement") under which the Company will continue to participate in Kennametal's centralized cash management system. The Cash Management Agreement provides for a daily transfer from the Company's cash accounts to Kennametal's centralized cash accounts and daily funding of the disbursements of the Company from such Kennametal cash account. The Company receives interest on net cash flows to Kennametal's centralized cash accounts and is charged interest on net borrowings from the Kennametal centralized cash accounts at a rate equal to the interest rate available to Kennametal from outside sources for short-term borrowings or investments, depending upon the overall position of the centralized cash accounts. The Company pays for this service pursuant to the Administrative Services Agreement and reimburses Kennametal for an allocable portion of Kennametal's facility and/or commitment fees under its credit lines. Total net interest income earned by the Company under the Agreement amounted to $2.9 million in fiscal 1998.


WAREHOUSING AGREEMENTS. The Company and Kennametal entered into separate warehousing agreements with respect to (i) Kennametal distribution centers and warehouses that store products for the Company and (ii) Company distribution centers and warehouses that store products for Kennametal. The terms of each warehousing agreement provide for the warehouser to store the warehousee's products in the warehouses segregated and separate from the warehouser's products and upon request by the warehousee to ship its products from these warehouses to the warehousee's customers. The warehousee pays to the warehouser a charge for each of the products picked, packed and shipped based upon an allocation of costs (including overhead) incurred by the warehouser at these warehouses. Under this agreement, fees charged to the Company by Kennametal for its allocation of costs during fiscal 1998 were $5.4 million.


CORPORATE AGREEMENT. The Company and Kennametal entered into a corporate agreement under which the Company grants to Kennametal a continuing option, transferable, in whole or in part, to any of its affiliates, to purchase, under certain circumstances, additional shares of Class B Common Stock or Class A Common Stock (the "Stock Option"). The Stock Option may be exercised by Kennametal simultaneously with the issuance of any equity security of the Company or immediately prior to a Tax-Free Spin-Off to the extent necessary to maintain its then existing percentage of the total voting power and economic value of the Company at 80 percent of all outstanding Common Stock or, in connection with a Tax-Free Spin-Off, in order to acquire stock ownership necessary to effect a Tax-Free Spin-Off. The purchase price of the shares of Common Stock purchased upon any exercise of the Stock Option, subject to certain exceptions, will be based on the market price of the Class A Common Stock.

Kennametal will continue to provide services to the Company in the future in accordance with the terms of the intercompany agreements. The amounts charged pursuant to these intercompany agreements reflect the actual costs of providing these services. The Company periodically remits cash to Kennametal in payment of such operating expense allocations.

For the fiscal years ending June 30, 1997 and 1996, the Company received from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the Company are reflected in operating expenses in the accompanying statements of income totaling $9.3 million in fiscal 1997 and $7.3 million in fiscal 1996.

NOTE 13: STOCK OPTION AND INCENTIVE PLAN

Effective June 27, 1997, the Company adopted a stock option and incentive plan (the "Plan") under which directors, officers and employees of the Company or Kennametal may be granted options to purchase shares of Class A Common Stock. The Plan authorizes the issuance of up to 2,000,000 shares of Class A Common Stock. Options are granted at fair market value at the date of grant and are exercisable under specified conditions for up to 10 years from the date of grant. Under provisions of the Plan, participants may deliver to the Company stock in payment of the option price and receive credit for the fair market value of the shares of Class A Common Stock delivered on the date of delivery.

Under the Plan, shares also may be awarded to eligible employees without payment. The Plan specifies that such shares are to be awarded in the name of the employee, who will then have all the rights of a shareholder, subject to certain restrictions or forfeitures.

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the 1997 consolidated financial statements but elected to continue to measure compensation expense in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized in the accompanying consolidated financial statements.

If compensation cost had been determined based on the value of options granted, consistent with the methodology in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)             1998            1997
-------------------------------------------------------------------------------
Net income:
        As reported                                $27,076         $19,307
        Pro forma                                   26,890          17,271
Basic earnings per share:
        As reported                                $  1.08              --
        Pro forma                                     1.07              --
Diluted earnings per share:
        As reported                                $  1.07              --
        Pro forma                                     1.06              --
Pro forma basic and diluted net income per share:
        As reported                                     --         $  0.92
        Pro forma                                       --            0.82
-------------------------------------------------------------------------------

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                       1998           1997
-------------------------------------------------------------------------------

Risk-free interest rate                                5.85%         6.49%
Expected life (years)                                     5             5
Expected volatility                                   35.00%        30.00%
Expected dividend yield                                  --            --
-------------------------------------------------------------------------------

A summary of stock option activity for 1998 and 1997 is set forth below:

                                                                1998                                       1997
                                                    ------------------------------            ------------------------------
                                                                  Weighted Average                          Weighted Average
                                                    Options         Exercise Price             Options        Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year              513,500                $20.00                   --                    --
Granted                                              40,000                 32.42              513,500                $20.00
Exercised                                                --                    --                   --                    --
Lapsed and forfeited                                     --                    --                   --                    --
----------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                    553,500                $20.90              513,500                $20.00
----------------------------------------------------------------------------------------------------------------------------
Options exercisable, end of year                    513,500                $20.00                   --                    --
----------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year                                          $13.19                                     $ 6.50
----------------------------------------------------------------------------------------------------------------------------


Stock options outstanding at June 30, 1998:

                         Options Outstanding                                                     Options Exercisable
-------------------------------------------------------------------------                -----------------------------------
  Range of                              Weighted Average         Weighted                                           Weighted
  Exercise                         Remaining Contractual          Average                                            Average
    Prices              Options             Life (years)   Exercise Price                Options              Exercise Price
----------------------------------------------------------------------------------------------------------------------------
    $20.00              513,500                     8.99           $20.00                513,500                      $20.00
     26.94               20,000                     9.07            26.94                     --                          --
     37.91               20,000                     9.67            37.91                     --                          --
----------------------------------------------------------------------------------------------------------------------------
                        553,500                     9.02           $20.90                513,500                      $20.00
----------------------------------------------------------------------------------------------------------------------------



ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth under the captions "Election of Directors" and "Other Matters" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1998 ("1998 Proxy Statement").


The following sets forth information with respect to the executive officers of the Company.


Name, Age and Position                          Experience During Past Five Years
----------------------                          ---------------------------------

Richard J. Orwig, 57                            Named President and Chief Executive Officer
  President and Chief Executive Officer         of JLK Direct Distribution Inc. in September
                                                1998. Elected a Vice President of Kennametal
                                                Inc. in 1987 and was Chief Financial and
                                                Administrative Officer of Kennametal Inc.
                                                from 1994 to 1998. Director of Administration
                                                of Kennametal Inc. from 1991 to 1994.

Roland E. Lazzaro, 39                           Served as Vice President-Operations since
  Vice President-Operations                     1997. Director, Branch Development of J&L
                                                America, Inc. from 1994 to 1997.

Michael J. Mussog, 34                           Served as Vice President and Chief Financial
  Vice President and Chief Financial            and Accounting Officer since 1997. Manager,
  and Accounting Officer                        Strategic Sales and Marketing Planning of
                                                Kennametal Inc. from 1996 to 1997. Chief Financial
                                                Officer of J&L America, Inc. from 1995 to 1996.
                                                Manager, External Reporting of Kennametal Inc.
                                                from 1993 to 1995.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1998 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1998 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the table under the caption "Election of Directors" and the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 1998 Proxy Statement.

                                    PART IV



ITEM 14. EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K report.

        1.      Financial Statements

                     Financial statements filed as a part of this report are listed on the "Index to Consolidated Financial Statements" herein.

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

                     Report of Independent Public Accountants

                     Schedule II -- Valuation and Qualifying Accounts for the Three Years Ended June 30, 1998

        3.      Exhibits

                (3)  ARTICLES OF INCORPORATION AND BY-LAWS

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

                     (10.12) 1997 JLK Direct Distribution Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's December 31, 1997 Form 10-Q).

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

                     (10.16) JLK Direct Distribution Inc. Employment Agreement with Michael W. Ruprich filed herewith.

                     (10.17) JLK Direct Distribution Inc. Employment Agreement with Kenneth M. McHenry filed herewith.

                     (10.18) JLK Direct Distribution Inc. Employment Agreement with Roland E. Lazzaro filed herewith.

                     (10.19) JLK Direct Distribution Inc. Employment Agreement with Michael J. Mussog filed herewith.

                (21) SUBSIDIARIES OF THE REGISTRANT FILED HEREWITH.

                (27) FINANCIAL DATA SCHEDULE FILED HEREWITH.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended June 30, 1998.


(SIGNATURES)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLK DIRECT DISTRIBUTION INC.


                                             By /s/ MICHAEL J. MUSSOG
                                                ---------------------
                                             Michael J. Mussog
                                             Vice President and Chief Financial
                                             and Accounting Officer
Date: September 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                Title                                Date
--------------------------------------------------------------------------------------------

/s/ WILLIAM R. NEWLIN
---------------------
William R. Newlin                 Chairman of the Board                   September 23, 1998

/s/ RICHARD J. ORWIG
---------------------
Richard J. Orwig                  President, Chief Executive Officer      September 23, 1998
                                  and Director

/s/ MICHAEL J. MUSSOG
---------------------
Michael J. Mussog                 Vice President, Chief Financial         September 23, 1998
                                  and Accounting Officer

/s/ RICHARD C. ALBERDING
------------------------
Richard C. Alberding              Director                                September 23, 1998

/s/ JEFFERY M. BOETTICHER
-------------------------
Jeffery M. Boetticher             Director                                September 23, 1998

 /s/ IRWIN L. ELSON
---------------------
Irwin L. Elson                    Director                                September 23, 1998

/s/ H. PATRICK MAHANES
----------------------
H. Patrick Mahanes                Director                                September 23, 1998

/s/ ROBERT L. MCGEEHAN
----------------------
Robert L. McGeehan                Director                                September 23, 1998

/s/ ALOYSIUS T. MCLAUGHLIN, JR.
-------------------------------
Aloysius T. McLaughlin, Jr.       Director                                September 23, 1998


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of JLK Direct Distribution Inc. and subsidiaries included in this registration statement, and have issued our report thereon dated July 21, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14-(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
------------------------
Arthur Andersen LLP
Pittsburgh, Pennsylvania
July 21, 1998


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS
ENDED JUNE 30, 1998

                                 Balance at      Charged to                                              Deductions      Balance at
                                  Beginning       Costs and                                  Other             from          End of
Description                         of Year        Expenses         Recoveries     Adjustments (a)      Reserves (b)           Year
-----------------------------------------------------------------------------------------------------------------------------------

1998
Allowance for doubtful accounts    $285,950        $515,002            $26,176            $499,538         $(499,250)      $827,416

1997
Allowance for doubtful accounts    $218,487        $407,091                --                   --         $(339,628)      $285,950

1996
Allowance for doubtful accounts    $151,842        $ 66,645                --                   --                --       $218,487
-----------------------------------------------------------------------------------------------------------------------------------


(a) Represents reserves acquired through business combinations.
(b) Represents uncollected accounts charged against the allowance.

                                  EXHIBIT INDEX
Exhibit
   No.                                                  Reference
-------                                     -----------------------------------
3.1   Amended and Restated Articles of      Incorporated herein by reference to
      Incorporation                         Exhibit 3.a. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

3.2   By-laws                               Incorporated herein by reference to
                                            Exhibit 3.b. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.1  Administrative Services Agreement     Incorporated herein by reference to
                                            Exhibit 10.a. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.2  Corporate Agreement                   Incorporated herein by reference to
                                            Exhibit 10.b. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.3  Indemnification Agreement             Incorporated herein by reference to
                                            Exhibit 10.c. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.4  Intercompany Debt/Investment and      Incorporated herein by reference to
      Cash Management Agreement             Exhibit 10.d. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.5  Noncompetition and Corporate          Incorporated herein by reference to
      Opportunities Allocation Agreement    Exhibit 10.e. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

Exhibit
   No.                                                  Reference
-------                                     ------------------------------------

10.6  Shared Facilities Agreement           Incorporated herein by reference to
                                            Exhibit 10.f. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.7  Tax Sharing Agreement                 Incorporated herein by reference to
                                            Exhibit 10.g. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.8  Trademark License Agreement           Incorporated herein by reference to
                                            Exhibit 10.h. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.9  Warehousing Agreements                Incorporated herein by reference to
                                            Exhibit 10.i. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.10 Lease Agreement                       Incorporated herein by reference to
                                            Exhibit 10.j. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.11 Product Supply Agreement              Incorporated herein by reference to
                                            Exhibit 10.k. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.12 1997 JLK Direct Distribution Inc.     Incorporated herein by reference to
      Stock Option and Incentive Plan       Exhibit 10.1 of the Company's
                                            December 31, 1997 Form 10-Q.

10.13 Kennametal Inc. Supplemental          Incorporated herein by reference to
      Executive Retirement Plan             Exhibit 10.m. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

Exhibit
   No.                                                  Reference
-------                                     ------------------------------------

10.14 Kennametal Inc. Employment            Incorporated herein by reference to
      Agreement with Michael Ruprich        Exhibit 10.n. of Amendment No. 1 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 4, 1997.

10.15 JLK Direct Distribution Inc.          Incorporated herein by reference to
      Management Bonus Plan                 Exhibit 10.s. of Amendment No. 2 to
                                            the Company's Registration Statement
                                            of form S-1 (No. 333-25989) filed
                                            with the Commission on June 24,
                                            1997.

10.16 JLK Direct Distribution Inc.          Filed herewith.
      Employment Agreement with
      Michael W. Ruprich

10.17 JLK Direct Distribution Inc.          Filed herewith.
      Employment Agreement with
      Kenneth M. McHenry

10.18 JLK Direct Distribution Inc.          Filed herewith.
      Employment Agreement with
      Roland E. Lazzaro

10.19 JLK Direct Distribution Inc.          Filed herewith.
      Employment Agreement with
      Michael J. Mussog

21    Subsidiaries of the Registrant        Filed herewith.

27    Financial Data Schedule               Filed herewith.