Form 10-Q
period 1998-09-30
JLK DIRECT DISTRIBUTION INC
filed 1998-11-13
CIK 1038243

===============================================================================



                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title Of Each Class                    Outstanding at October 30, 1998
------------------------------------        -------------------------------
Class A Common Stock, par value $.01                  4,273,300

Class B Common Stock, par value $.01                  20,237,000

================================================================================

                          JLK DIRECT DISTRIBUTION INC.
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1998



                                TABLE OF CONTENTS



Item No.                                                                    Page
--------                                                                    ----


                          PART I. FINANCIAL INFORMATION

     1.    Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited)
           September 30, 1998 and June 30, 1998.............................. 1

           Condensed Consolidated Statements of Income (Unaudited)
           Three months ended September 30, 1998 and 1997.................... 2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three months ended September 30, 1998 and 1997.................... 3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)....................................................... 4

     2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 7


                           PART II. OTHER INFORMATION

     4.    Submission of Matters to a Vote of Security Holders...............11

     6.    Exhibits and Reports on Form 8-K..................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                                            September 30,        June 30,
                                                                                1998               1998
                                                                                ----               ----
ASSETS
Current assets:
   Cash and equivalents                                                       $   4,134         $   4,715
   Notes receivable from Kennametal                                                  --             1,169
   Accounts receivable, less allowance for doubtful
     accounts of $881 and $827                                                   74,032            71,426
   Inventories                                                                   99,733            97,299
   Deferred income taxes                                                          5,853             5,853
                                                                              ---------         ---------
   Total current assets                                                         183,752           180,462
                                                                              ---------         ---------

Property, plant and equipment:
   Land and buildings                                                             5,743             5,152
   Machinery and equipment                                                       23,860            21,379
   Less accumulated depreciation                                                 (6,701)           (6,014)
                                                                              ---------         ---------
   Net property, plant and equipment                                             22,902            20,517
                                                                              ---------         ---------

Other assets:
   Intangible assets, less accumulated
     amortization of $9,619 and $8,231                                           69,702            71,090
   Other                                                                          5,544             3,517
                                                                              ---------         ---------
   Total other assets                                                            75,246            74,607
                                                                              ---------         ---------
   Total assets                                                               $ 281,900         $ 275,586
                                                                              =========         =========

LIABILITIES
Current liabilities:
   Notes payable to banks                                                     $   5,575         $   1,915
   Notes payable to Kennametal                                                   12,244                --
   Accounts payable                                                              24,846            36,393
   Due to Kennametal and affiliates                                              12,334            15,144
   Income taxes payable                                                          10,338             8,252
   Accrued payroll and vacation pay                                               3,183             3,567
   Other                                                                          5,747             5,877
                                                                              ---------         ---------
   Total current liabilities                                                     74,267            71,148
                                                                              ---------         ---------
Other liabilities                                                                 8,314             8,503
                                                                              ---------         ---------
   Total liabilities                                                             82,581            79,651
                                                                              ---------         ---------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 25,000 shares authorized; none issued               --                --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 shares issued, 4,273 and 4,288 shares outstanding                           49                49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 shares issued and outstanding                                             202               202
Additional paid-in capital                                                      182,822           182,822
Retained earnings                                                                30,800            27,076
Treasury stock, at cost; 644 and 629 shares of Class A Common
   Stock held                                                                   (14,529)          (14,197)
Accumulated other comprehensive income                                              (25)              (17)
                                                                              ---------         ---------
Total shareholders' equity                                                      199,319           195,935
                                                                              ---------         ---------
Total liabilities and shareholders' equity                                    $ 281,900         $ 275,586
                                                                              =========         =========


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands, except per share data)


                                                                       Three Months Ended
                                                                          September 30,
                                                                ---------------------------------
                                                                    1998                  1997
                                                                    ----                  ----
     OPERATIONS
     Net sales                                                  $   131,762           $    95,420
     Cost of goods sold                                              88,972                63,171
                                                                -----------           -----------
     Gross profit                                                    42,790                32,249
     Operating expenses                                              36,376                22,079
                                                                -----------           -----------
     Operating income                                                 6,414                10,170
     Interest expense (income) and other                                290                  (999)
                                                                -----------           -----------
     Income before provision for income taxes                         6,124                11,169
     Provision for income taxes                                       2,400                 4,400
                                                                -----------           -----------
     Net income                                                 $     3,724           $     6,769
                                                                ===========           ===========

     PER SHARE DATA
     Basic earnings per share                                   $      0.15           $      0.27
                                                                ===========           ===========

     Diluted earnings per share                                 $      0.15           $      0.26
                                                                ===========           ===========

     Weighted average shares outstanding                             24,511                25,154
                                                                ===========           ===========

     Diluted weighted average shares outstanding                     24,511                25,273
                                                                ===========           ===========


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                                     Three Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                    1998             1997
                                                                    ----             ----
   OPERATING ACTIVITIES
   Net income                                                     $  3,724         $  6,769
   Adjustments for noncash items:
     Depreciation and amortization                                   2,099              824
     Other                                                             (10)              --
   Changes in certain assets and liabilities:
     Accounts receivable                                            (2,606)          (6,003)
     Inventories                                                    (2,434)            (810)
     Accounts payable and accrued liabilities                      (14,869)           4,830
     Other                                                            (130)           3,198
                                                                  --------         --------
   Net cash flow from operating activities                         (14,226)           8,808
                                                                  --------         --------

   INVESTING ACTIVITIES
   Purchases of property, plant and equipment                       (3,112)            (958)
   Notes receivable from Kennametal                                  1,169          (73,934)
   Other                                                                24               --
                                                                  --------         --------
   Net cash flow from investing activities                          (1,919)         (74,892)
                                                                  --------         --------

   FINANCING ACTIVITIES
   Net proceeds from initial public offering of
     Class A Common Stock                                               --           90,430
   Borrowings under (repayments of) notes payable to banks           3,660          (20,038)
   Notes payable to Kennametal                                      12,244          (15,805)
   Purchase of treasury stock                                         (332)              --
                                                                  --------         --------
   Net cash flow from financing activities                          15,572           54,587
                                                                  --------         --------

   Effect of exchange rate changes on cash                              (8)              --
                                                                  --------         --------

   CASH AND EQUIVALENTS
   Net decrease in cash and equivalents                               (581)         (11,497)
   Cash and equivalents, beginning                                   4,715           13,088
                                                                  --------         --------
   Cash and equivalents, ending                                   $  4,134         $  1,591
                                                                  ========         ========

   SUPPLEMENTAL DISCLOSURES
   Interest paid                                                  $    162         $      4
   Income taxes paid                                                   367            3,363


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1998 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the company's 1998 Annual Report on Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. The accompanying condensed consolidated financial statements of JLK Direct Distribution Inc. include the operations of J&L America, Inc. (J&L), a previously wholly-owned subsidiary of Kennametal Inc. (Kennametal), and Full Service Supply, which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the company had no separate legal status or existence. Kennametal incorporated the company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. In anticipation of an initial public offering (IPO) of the Class A Common Stock of the company, Kennametal contributed to the company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO, Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

     On July 2, 1997, the company consummated an IPO of approximately 4.9 million shares of Class A Common Stock at a price of $20.00 per share. The net proceeds from the IPO were approximately $90.4 million and represented approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and $20.0 million to repay Kennametal for acquisitions in fiscal 1997 and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to pay for fiscal 1998 acquisitions.

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

3. For purposes of determining the average number of dilutive shares outstanding for the three months ended September 30, 1997, weighted average shares outstanding for the basic earnings per share calculation were increased due to the dilutive effect of unexercised stock options by 118,500. There was no dilutive effect of unexercised stock options for the three months ended September 30, 1998.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings which are excluded from net income. The components of comprehensive income consist of the following (in thousands):

                                                       Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1998            1997
                                                        ----            ----
       Net income                                   $     3,724     $     6,769
       Foreign currency translation adjustments              (8)            (71)
                                                    -----------     -----------
       Comprehensive income                         $     3,716     $     6,698
                                                    ===========     ===========

     Accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments.

5. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements or results of operations of the company.

6. During fiscal 1998, the company acquired the following distributors of metalcutting tools and industrial supplies:


                                                                                     Acquisition
              Date Acquired                        Acquisition                       Headquarters
              ---------------------------------------------------------------------------------------------
              October 1997             Car-Max Tool & Cutter, Inc.                 Rockford, Ill.
              December 1997            GRS Industrial Supply Co.                   Grand Rapids, Mich.
              January 1998             Production Tools Sales, Inc.                Dallas, Texas
              March 1998               Dalworth Tool & Supply, Inc.                Arlington, Texas
              March 1998               ATS Industrial Supply Company               Salt Lake City, Utah
              May 1998                 Strong Tool Co.                             Cleveland, Ohio

     All acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired for the acquisitions has been recorded as goodwill. The net purchase price of the acquisitions was allocated as follows (in thousands):

                        Current assets                      $ 38,360
                        Property, plant and equipment          3,431
                        Other long-term assets                   590
                        Goodwill                              39,850
                        Current liabilities                  (24,890)
                                                            --------
                        Purchase price, net of cash         $ 57,341
                                                            ========

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Estimated annualized sales for these acquisitions are approximately $137.0 million. On a pro forma basis, as if the acquisitions had taken place at the beginning of the three-month period ended September 30, 1997, consolidated net sales would have been $131.6 million. The pro forma impact on net income and diluted earnings per share would not be materially different from the amount reported for the three months ended September 30, 1997.

     In connection with these acquisitions, the company also entered into employee retention and non-compete agreements that amounted to approximately $6.6 million. The liability for these agreements, and other similar agreements, at September 30, 1998 and June 30, 1998 recorded in other current liabilities was $2.8 million and $2.8 million, respectively, and in other liabilities was $6.3 million and $6.5 million, respectively.

7. The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows (in thousands):

                                                            Three Months Ended
                                                               September 30,
                                                           ---------------------
                                                             1998         1997
                                                             ----         ----
         Purchases from Kennametal and subsidiaries        $  8,584     $10,402
         Sales to Kennametal and subsidiaries                 2,743       2,631

     The company receives from Kennametal certain warehouse, management information systems, financial and administrative services pursuant to certain agreements between the company and Kennametal. Other agreements between the company and Kennametal include a non-competition and corporate opportunities allocation agreement, tax-sharing agreement, trademark license agreement, product supply agreement and others, as more fully described in the company's 1998 Annual Report on Form 10-K. All amounts incurred by Kennametal on behalf of the company are reflected in operating expenses in the accompanying statements of income. Costs charged to the company by Kennametal under these agreements were as follows (in thousands):

                                                            Three Months Ended
                                                               September 30,
                                                            -------------------
                                                              1998       1997
                                                              ----       ----
         Administrative services agreement                  $ 1,263     $1,772
         Warehousing agreement                                  967        850
         Shared facilities agreement                            159         67
         Lease agreement                                         26         --

     Under the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, the company incurred interest expense of $0.2 million for the three months ended September 30, 1998, and earned $1.0 million in interest income for the three months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

NET SALES

Net sales for the September 1998 quarter were $131.8 million, an increase of 38 percent from $95.4 million last year. The overall increase in sales was attributed to acquisitions, an expanded product offering in the J&L Industrial Supply 1998 master catalog and continued penetration of existing customers. This increase was realized despite a $14.7 million reduction in sales due to the previously disclosed General Electric Full Service Supply contract (GE Contract) disengagement. This sales increase was further offset by the General Motors strike. Excluding acquisitions and the effect of the GE Contract disengagement, net sales would have increased 12 percent. Sales from the acquired companies for the quarter were approximately $41.7 million. Full Service Supply sales increased 23 percent excluding the effect of the GE Contract disengagement.

During the quarter, JLK opened a new showroom in Boston, Mass. and launched the new 1999 J&L Industrial Supply master catalog in late September. This new catalog contains more than 130,000 stock keeping units (SKUs), an 18 percent increase from the 1998 master catalog.

GROSS PROFIT

Gross profit for the September 1998 quarter was $42.8 million, an increase of 33 percent from $32.2 million in the prior year. As a percentage of sales, gross profit margin for the September 1998 quarter was 32.5 percent, down from 33.8 percent in the September quarter a year ago. The gross profit margin declined primarily as a result of lower-margin sales generated by recent acquisitions and from an unfavorable sales mix. Additionally, softer than expected economic conditions resulted in weaker demand in the higher-margin mail order business.

OPERATING EXPENSES

Operating expenses for the September 1998 quarter were $36.4 million, an increase of 65 percent from $22.1 million in the prior year. Operating expenses as a percentage of net sales were 27.6 percent in the September 1998 quarter compared to 23.1 percent in the prior year. Operating expenses rose primarily as a result of increased costs from acquisitions, including higher levels of amortization of intangible assets, the opening of additional showroom locations during fiscal year 1998, the new Chicago distribution center, the relocation of the United Kingdom office and distribution center, and higher direct mail costs.

Also included in operating expenses were charges from Kennametal Inc. (Kennametal) for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $2.4 million in the September 1998 quarter, a decrease of 10 percent from $2.7 million in the prior year. The decrease in total charges from Kennametal resulted from costs incurred directly by the company in fiscal 1999, where in fiscal 1998, such costs were incurred by Kennametal and billed to the company. This decrease was partially offset by increased costs to support higher sales volumes.

INTEREST (INCOME) EXPENSE AND OTHER

The company incurred interest expense from Kennametal of approximately $0.2 million during the September 1998 quarter due to amounts borrowed under a note payable to Kennametal.

The company earned interest income of approximately $1.0 million during the September 1997 quarter. This was primarily from investments of excess cash and from the residual proceeds the company received from its initial public offering
(IPO).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

INCOME TAXES AND NET INCOME

The effective tax rate was 39.2 percent for the September 1998 quarter compared to 39.4 percent in the prior year. Net income decreased 45 percent to $3.7 million for the September 1998 quarter from $6.8 million in the same quarter a year ago. This decline is attributed to lower-margin sales from acquired companies, an unfavorable product mix and higher operating expense levels.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary capital needs have been to fund acquisitions, working capital requirements necessitated by sales growth, a showroom expansion program in the United States, the addition of new products and Full Service Supply programs, and direct marketing programs in the United Kingdom and Germany. The company's primary sources of financing have been cash from operations, the net proceeds from the IPO and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal. The company anticipates that cash flows from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Net cash used in operating activities was $14.2 million for the September 1998 quarter. The decrease in net cash from operations resulted from lower net income and higher working capital requirements.

Net cash used in investing activities was $1.9 million for the September 1998 quarter. The decrease in net cash used in investing activities resulted from capital expenditures offset by the repayment of a note receivable from Kennametal subsequent to the September 1997 quarter. Capital expenditures in the September 1998 quarter related primarily to improved information systems, and office and computer equipment to accommodate new product offerings and a showroom opening.

Net cash provided by financing activities was $15.6 million for the September 1998 quarter. In the September 1998 quarter, net cash flows include amounts borrowed under notes payable to banks and a note payable to Kennametal, which were used to fund working capital needs. Financing activities in the September 1997 quarter include proceeds received from the issuance of common stock in connection with the company's IPO. These amounts were partially offset by repayments to Kennametal for funds previously advanced to the company for two acquisitions in the June 1997 quarter and by the repayment of short-term borrowings made under the company's line of credit primarily to fund the $20.0 million dividend paid to Kennametal.

On July 2, 1997, the company consummated its IPO of approximately 4.9 million shares of Class A Common Stock at a price of $20.00 per share. The net proceeds from the IPO were approximately $90.4 million and represented approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to the dividend paid to Kennametal and $20.0 million to repay Kennametal for the 1997 acquisitions and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to make acquisitions in fiscal 1998.

In June 1998, the company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. During the three months ended September 30, 1998, the company repurchased 15,000 shares at a total cost of approximately $0.3 million. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchase of common stock was financed principally by available funds and short-term borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

FINANCIAL CONDITION

The company's financial condition continues to remain strong. Total assets were $282 million at September 30, 1998, up 2 percent from $276 million at June 30, 1998. Net working capital remained unchanged at $109 million. The company increased its debt levels to $18 million at September 30, 1998 to fund working capital needs.

TERMINATION OF LARGE CONTRACT

During the September 1997 quarter, the company finalized its plan of disengagement from those sites that are not being continued under the General Electric Full Service Supply contract. Accordingly, Full Service Supply sales experienced a gradual reduction as a result of this event. Sales to these discontinued sites totaled $22.9 million in fiscal 1998. In fiscal 1999, the company does not anticipate any sales to occur to GE for those manufacturing sites that were discontinued.

YEAR 2000

The company continues to address its exposure relative to year 2000 issues for both information and non-information technology systems. A committee actively monitors the status of the readiness program of the company and its subsidiaries. Overall, the company believes that 30 percent of the tasks identified to remediate the year 2000 exposure have been completed for both information and non-information technology systems. The company has completed an assessment of the impact of this issue on its information systems and has determined that some of the systems are not year 2000 compliant, although those systems could be modified to become year 2000 compliant. However, the company is implementing a new business system, Endura's Enterprise Information System, in order to have all existing operations on one integrated system that is year 2000 compliant. The company also has substantially completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers and other non-information technology items, and has determined that the majority of these systems are year 2000 compliant. The company is currently taking action to remedy these non-complaint systems.

The company estimates the total year 2000 expenditures to be approximately $8.0 to $12.0 million, with the majority being spent on the implementation of the company's new business system. Cash flows from operations should provide funding for these expenditures. These costs include both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. Included in the total costs are expenditures to rectify non-compliant personal computers and various non-information technology items, which are estimated to be $0.2 million. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned. Through September 1998, the company has incurred approximately $4.2 million of the total costs of which approximately $3.4 million relate to software licenses and hardware. The balance of the expenditures are expected to be incurred in the remainder of fiscal 1999 and fiscal 2000.

The company is implementing the new business system in two phases and has completed more than 25 percent of the tasks identified to remediate the year 2000 exposure in the initial phase. This phase is expected to be tested and completed in March 1999. The second phase is expected to be initiated, tested and completed by October 1999. Contingency plans include the modification of existing business systems to remediate the year 2000 exposure. The company does not anticipate employing this contingency plan.

Management believes the most significant risk of the year 2000 issues could be an interrupted supply of goods and services from our vendors. The company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. Contingency plans include the search for alternate certified vendors and the increase of safety stock of major product lines.

At September 30, 1998, management currently believes the company continues to make progress toward achieving a timely completion of the tasks identified to remediate the year 2000 exposure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

OUTLOOK

In looking to the second quarter ending December 31, 1998, management expects JLK's sales to increase over the same period of a year ago. Sales should benefit from additional showrooms recently opened, from new distribution centers, increased mail-order sales as a result of the expanded product offering in the new U.S. and U.K. master catalogs, and from recent acquisitions.

Certain information set forth herein contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can materially differ from those in the forward-looking statements to the extent that anticipated economic conditions in the United States and, to a lesser extent, Europe are not sustained, and the effect of third party or company failures to achieve timely remediation of year 2000 issues. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

At the Annual Meeting of Stockholders on October 27, 1998, the stockholders of the company voted on the election of directors and independent public accountants. The following is the number of shares voted in favor of and against each matter, and the number of shares having authority to vote on each matter but withheld.

     1. With respect to the votes cast for directors whose terms expire in 1999:

                                                         For          Withheld      Broker Non-Vote
                                                   ------------------------------------------------

         Richard C. Alberding                        205,877,526       140,384            --
         Jeffery M. Boetticher                       206,012,351         5,559            --
         Irwin L. Elson                              205,879,225       138,685            --
         H. Patrick Mahanes, Jr.                     205,879,225       138,685            --
         Robert L. McGeehan                          205,879,225       138,685            --
         Aloysius T. McLaughlin, Jr.                 205,878,451       139,459            --
         William R. Newlin                           205,879,125       138,785            --
         Richard J. Orwig                            205,869,225       148,685            --

     2. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the company and its subsidiary companies for the fiscal year ending June 30, 1999:

                                                 For          Against      Abstained     Broker Non-Vote
                                             -----------------------------------------------------------
         Arthur Andersen LLP                 206,009,556       4,554         3,800             --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

         (a)      Exhibits

                  (27) Financial Data Schedule for three months ended September 30, 1998 and 1997, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JLK DIRECT DISTRIBUTION INC.


Date:  November 12, 1998             By: /s/ MICHAEL J. MUSSOG
                                         --------------------------------------
                                         Michael J. Mussog
                                         Vice President and
                                         Chief Financial and Accounting Officer