Form 10-Q
period 1998-12-31
JLK DIRECT DISTRIBUTION INC
filed 1999-02-12
CIK 1038243

================================================================================

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title Of Each Class                     Outstanding at February 1, 1999
------------------------------------            -------------------------------
Class A Common Stock, par value $.01                       4,273,310
Class B Common Stock, par value $.01                      20,237,000

================================================================================

                          JLK DIRECT DISTRIBUTION INC.
                                    FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 1998



                                TABLE OF CONTENTS



Item No.                                                                                                       Page
--------                                                                                                       ----

                                               PART I. FINANCIAL INFORMATION

   1.      Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited)
           December 31, 1998 and June 30, 1998..............................................................      1

           Condensed Consolidated Statements of Income (Unaudited)
           Three and six months ended December 31, 1998 and 1997............................................      2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Six months ended December 31, 1998 and 1997......................................................      3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)......................................................................................      4

   2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................................      7


                                            PART II. OTHER INFORMATION

   4.      Submission of Matters to a Vote of Security Holders..............................................     12

   6.      Exhibits and Reports on Form 8-K.................................................................     12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                  December 31,            June 30,
                                                                                      1998                  1998
                                                                                  ------------            --------
ASSETS
Current assets:
   Cash and equivalents                                                             $    943              $  4,715
   Notes receivable from Kennametal                                                       --                 1,169
   Accounts receivable, less allowance for doubtful
     accounts of $1,129 and $827                                                      75,192                71,426
   Inventories                                                                       104,852                97,299
   Deferred income taxes                                                               5,853                 5,853
                                                                                    --------              --------
   Total current assets                                                              186,840               180,462
                                                                                    --------              --------

Property, plant and equipment:
   Land and buildings                                                                  6,022                 5,152
   Machinery and equipment                                                            26,011                21,379
   Less accumulated depreciation                                                      (7,470)               (6,014)
                                                                                    --------              --------
   Net property, plant and equipment                                                  24,563                20,517
                                                                                    --------              --------

Other assets:
   Intangible assets, less accumulated
     amortization of $10,931 and $8,231                                               67,043                71,090
   Other                                                                               5,160                 3,517
                                                                                    --------              --------
   Total other assets                                                                 72,203                74,607
                                                                                    --------              --------
   Total assets                                                                     $283,606              $275,586
                                                                                    ========              ========

LIABILITIES
Current liabilities:
   Notes payable to banks                                                           $  9,369              $  1,915
   Notes payable to Kennametal                                                         5,835                    --
   Accounts payable                                                                   21,669                36,393
   Due to Kennametal and affiliates                                                   13,405                15,144
   Income taxes payable                                                               13,477                 8,252
   Accrued payroll and vacation pay                                                    3,061                 3,567
   Other                                                                               5,924                 5,877
                                                                                    --------              --------
   Total current liabilities                                                          72,740                71,148
                                                                                    --------              --------
Other liabilities                                                                      6,349                 8,503
                                                                                    --------              --------
   Total liabilities                                                                  79,089                79,651
                                                                                    --------              --------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 25,000 shares authorized; none issued                    --                    --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 shares issued, 4,273 and 4,288 shares outstanding                                49                    49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 shares issued and outstanding                                                  202                   202
Additional paid-in capital                                                           182,822               182,822
Retained earnings                                                                     36,012                27,076
Treasury stock, at cost; 644 and 629 shares of Class A Common
   Stock held                                                                        (14,529)              (14,197)
Accumulated other comprehensive income                                                   (39)                  (17)
                                                                                    --------              --------
Total shareholders' equity                                                           204,517               195,935
                                                                                    --------              --------
Total liabilities and shareholders' equity                                          $283,606              $275,586
                                                                                    ========              ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)


                                                                   Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                 -----------------------         -----------------------
                                                                   1998           1997             1998           1997
                                                                 --------        -------         --------       --------
OPERATIONS
Net sales                                                        $133,735        $93,693         $265,497       $189,114
Cost of goods sold                                                 90,738         59,156          179,710        122,328
                                                                 --------        -------         --------       --------
Gross profit                                                       42,997         34,537           85,787         66,786
Operating expenses                                                 34,060         24,231           70,436         46,311
                                                                 --------        -------         --------       --------
Operating income                                                    8,937         10,306           15,351         20,475
Interest expense (income) and other                                   325        (1,171)              615        (2,171)
                                                                 --------        -------         --------       --------
Income before provision for income taxes                            8,612         11,477           14,736         22,646
Provision for income taxes                                          3,400          4,500            5,800          8,900
                                                                 --------        -------         --------       --------
Net income                                                       $  5,212        $ 6,977         $  8,936       $ 13,746
                                                                 ========        =======         ========       ========

PER SHARE DATA
Basic earnings per share                                         $   0.21        $  0.28         $   0.36       $   0.55
                                                                 ========        =======         ========       ========

Diluted earnings per share                                       $   0.21        $  0.28         $   0.36       $   0.54
                                                                 ========        =======         ========       ========

Weighted average shares outstanding                                24,510         25,154           24,510         25,154
                                                                 ========        =======         ========       ========

Diluted weighted average shares outstanding                        24,510         25,317           24,510         25,295
                                                                 ========        =======         ========       ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)


                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                    ------------------------------
                                                                                      1998                  1997
                                                                                    --------              --------
   OPERATING ACTIVITIES
   Net income                                                                      $   8,936              $ 13,746
   Adjustments for noncash items:
     Depreciation and amortization                                                     4,175                 1,822
     (Gain) loss on sale of assets                                                        (6)                  144
   Changes in certain assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                              (3,766)               (5,127)
     Inventories                                                                      (7,553)               (3,046)
     Accounts payable and accrued liabilities                                        (16,712)                2,236
     Other                                                                             2,566                (2,773)
                                                                                    --------              --------
   Net cash flow (used for) from operating activities                                (12,360)                7,002
                                                                                    --------              --------

   INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                         (5,546)               (2,259)
   Notes receivable from Kennametal                                                    1,169               (49,994)
   Acquisitions, net of cash                                                              --               (14,032)
   Other                                                                                  31                    --
                                                                                    --------              --------
   Net cash flow used for investing activities                                        (4,346)              (66,285)
                                                                                    --------              --------

   FINANCING ACTIVITIES
   Net proceeds from initial public offering of
     Class A Common Stock                                                                 --                90,430
   Borrowings under (repayments of) notes payable to banks                             7,454               (20,181)
   Notes payable to Kennametal                                                         5,835               (15,805)
   Purchase of treasury stock                                                           (332)                   --
                                                                                    --------              --------
   Net cash flow from financing activities                                            12,957                54,444
                                                                                    --------              --------

   Effect of exchange rate changes on cash                                               (23)                    4
                                                                                    --------              --------

   CASH AND EQUIVALENTS
   Net decrease in cash and equivalents                                               (3,772)               (4,835)
   Cash and equivalents, beginning                                                     4,715                13,088
                                                                                    --------              --------
   Cash and equivalents, ending                                                     $    943              $  8,253
                                                                                    ========              ========

   SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                    $    198              $      4
   Income taxes paid                                                                     934                11,013


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1998 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the company's 1998 Annual Report on Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

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

3. For purposes of determining the average number of dilutive shares outstanding for the three months and six months ended December 31, 1997, weighted average shares outstanding for the basic earnings per share calculation were increased due to the dilutive effect of unexercised stock options by 163,331 and 140,916, respectively. There was no dilutive effect of unexercised stock options for the three months or six months ended December 31, 1998.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings which are excluded from net income. The company's components of comprehensive income consist of the following (in thousands):


                                                               Three Months Ended              Six Months Ended
                                                                   December 31,                   December 31,
                                                              ---------------------        -----------------------
                                                               1998           1997          1998            1997
                                                              ------         ------        ------          -------
     Net income                                               $5,212         $6,977        $8,936          $13,746
     Foreign currency translation adjustments                    (14)            75           (22)               4
                                                              ------         ------        ------          -------
     Comprehensive income                                     $5,198         $7,052        $8,914          $13,750
                                                              ======         ======        ======          =======

         Accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments.

5. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements or results of operations of the company.

6. During fiscal 1998, the company acquired the following distributors of metalcutting tools and industrial supplies:

                                                                                     Acquisition
              Date Acquired                     Acquisition                          Headquarters
              ----------------------------------------------------------------------------------------
              October 1997             Car-Max Tool & Cutter, Inc.                 Rockford, Ill.
              December 1997            GRS Industrial Supply Co.                   Grand Rapids, Mich.
              January 1998             Production Tools Sales, Inc.                Dallas, Texas
              March 1998               Dalworth Tool & Supply, Inc.                Arlington, Texas
              March 1998               ATS Industrial Supply Company               Salt Lake City, Utah
              May 1998                 Strong Tool Co.                             Cleveland, Ohio

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
                                                              ========

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Estimated annualized sales for these acquisitions are approximately $137.0 million. On a pro forma basis, as if the acquisitions had taken place at the beginning of the three-month and six-month periods ended December 31, 1997, consolidated net sales would have been $128.0 million and $259.6 million, respectively. The pro forma impact on net income and diluted earnings per share would not be materially different from the amount reported for the three-month and six-month periods ended December 31, 1997.

         In connection with these acquisitions, the company also entered into employee retention and non-compete agreements that amounted to approximately $6.6 million. The remaining liability for these agreements, and other similar agreements from previous acquisitions, at December 31, 1998 and June 30, 1998 recorded in other current liabilities was $2.5 million and $2.8 million, respectively, and in other liabilities was $4.3 million and $6.5 million, respectively.

7. The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows (in thousands):


                                                                 Three Months Ended              Six Months Ended
                                                                    December 31,                   December 31,
                                                               ----------------------        -----------------------
                                                                 1998           1997          1998            1997
                                                               -------         ------        -------         -------
     Purchases from Kennametal and subsidiaries                $10,137         $8,996        $18,721         $19,398
     Sales to Kennametal and subsidiaries                        3,476          2,561          6,219           5,192

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

                                                                 Three Months Ended              Six Months Ended
                                                                    December 31,                   December 31,
                                                               ----------------------        -----------------------
                                                                 1998           1997          1998             1997
                                                                ------         ------        -------         -------
     Administrative services agreement                          $1,979         $1,797         $3,242         $3,569
     Warehousing agreement                                       1,057            994          2,024          1,844
     Shared facilities agreement                                   101             53            260            120
     Lease agreement                                                27             --             53             --
                                                                ------         ------         ------         ------
     Total costs charged by Kennametal                          $3,164         $2,844         $5,579         $5,533
                                                                ======         ======         ======         ======

         Under the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, the company incurred interest expense of $0.2 million and $0.4 million for the three and six months ended December 31, 1998, respectively, and earned $1.2 million and $2.2 million in interest income for the three and six months ended December 31, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

NET SALES

Net sales for the December 1998 quarter were $133.7 million, an increase of 43 percent from $93.7 million last year. The overall increase in sales was predominately attributable to acquisitions, which had sales of approximately $39.0 million, and to a lesser extent, growth in Full Service Supply. This increase was realized despite a $3.8 million reduction in sales due to the previously disclosed General Electric Full Service Supply contract (GE Contract) disengagement. The December 1997 quarter was the last quarter significantly affected by this contract disengagement. Excluding acquisitions and the effect of the GE Contract disengagement, net sales increased 5 percent.

Sales at J&L Industrial Supply rose 62 percent during the quarter due to recent acquisitions. Sales were negatively affected by reduced industrial activity across North America and weakness in the oil and gas industries. Sales benefited from the expanded product offering in the new master catalogs and recent showroom openings. During the quarter, JLK opened a new showroom in Buffalo, New York.

Full Service Supply sales increased 19 percent excluding the effect of the GE Contract disengagement. Under Full Service Supply contracts, the company recognized sales to approximately 135 corporate customers in the December 1998 quarter, an increase of 35 percent compared to the same period a year ago. The number of plant sites served increased to 210 from 170 a year ago. This growth is attributable to additional focus and the company's reputation for providing significant cost savings to its customers.

For the six-month period ended December 31, 1998, consolidated sales were $265.5 million, an increase of 40 percent from $189.1 million last year.

GROSS PROFIT

Gross profit for the December 1998 quarter was $43.0 million, an increase of 24 percent from $34.5 million in the prior year. As a percentage of sales, gross profit margin for the December 1998 quarter was 32.2 percent, down from 36.9 percent in the prior year. The gross profit margin declined primarily as a result of lower-margin sales from acquisitions, the growth in the Full Service Supply business, and weaker demand in the higher-margin mail order business.

For the six-month period ended December 31, 1998, gross profit was $85.8 million, up 28 percent from $66.8 million last year. Gross profit margin for the six-month period ended December 31, 1998 was 32.3 percent compared to 35.3 percent in the prior year.

OPERATING EXPENSES

Operating expenses for the December 1998 quarter were $34.1 million, an increase of 41 percent from $24.2 million in the prior year. Operating expenses as a percentage of net sales were 25.5 percent in the December 1998 quarter compared to 25.9 percent in the prior year. Operating expenses rose primarily as a result of increased costs from acquisitions, including higher levels of amortization of intangible assets, the opening of additional showroom locations, the new Chicago distribution center, and higher direct mail costs, partially offset by cost-reduction actions implemented in November 1998. These cost-reduction actions involved selected workforce reductions, facility consolidations and closings, and other measures.

Also included in operating expenses were charges from Kennametal Inc. (Kennametal) for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $3.2 million in the December 1998 quarter, an increase of 11 percent from $2.8 million in the prior year. The increase in total charges from Kennametal resulted from increased costs to support higher sales volumes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

During the six-month period ended December 31, 1998, operating expenses were $70.4 million, up 52 percent from $46.3 million last year. Charges from Kennametal were $5.6 million for the six-month period ended December 31, 1998, compared to $5.5 million in the prior year.

INTEREST EXPENSE (INCOME) AND OTHER

The company incurred interest expense from Kennametal of approximately $0.2 million and $0.4 million during the three-month and six-month periods ended December 31, 1998, respectively, due to amounts borrowed under notes payable to Kennametal.

The company earned interest income of approximately $1.2 million and $2.2 million during the three-month and six-month periods ended December 31, 1997, respectively. This was primarily from investments of excess cash and from the residual proceeds the company received from its initial public offering (IPO).

INCOME TAXES AND NET INCOME

The effective tax rate was 39.5 percent for the December 1998 quarter compared to 39.2 percent in the prior year. Net income decreased 25 percent to $5.2 million for the December 1998 quarter from $7.0 million in the same quarter a year ago. This decline is attributed to lower-margin sales from acquired companies, an unfavorable product mix and higher operating expense levels.

For the six-month period ended December 31, 1998, the effective tax rate was
39.4 percent, relatively unchanged from the prior year. Net income decreased 35 percent to $8.9 million from $13.7 million in the prior year.

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

Net cash used for operating activities was $12.4 million for the six months ended December 31, 1998. Compared to the prior year, the decrease in net cash from operations resulted primarily from lower net income and higher working capital requirements.

Net cash used for investing activities was $4.3 million for the six months ended December 31, 1998. The change in net cash used in investing activities compared to the same period a year ago resulted from the repayment of a note receivable from Kennametal, reduced acquisition activity and increased capital expenditures related primarily to the new information systems, and office and computer equipment to accommodate new product offerings and showroom openings.

Net cash flow from financing activities was $13.0 million for the six months ended December 31, 1998 and reflected amounts borrowed under notes payable to banks and notes payable to Kennametal which were used to fund working capital needs. Financing activities in the prior year include proceeds received from the issuance of common stock in connection with the company's IPO. These amounts were partially offset by repayments to Kennametal for funds previously advanced to the company for two acquisitions in the June 1997 quarter and by the repayment of short-term borrowings made under the company's line of credit primarily to fund the $20.0 million dividend paid to Kennametal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

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

In June 1998, the company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. During the six months ended December 31, 1998, the company repurchased 15,000 Class A shares at a total cost of approximately $0.3 million. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchase of common stock was financed principally by available funds and short-term borrowings.

FINANCIAL CONDITION

The company's financial condition continues to remain strong. Total assets were $284 million at December 31, 1998, up 3 percent from $276 million at June 30, 1998. Net working capital increased to $114 million at December 31, 1998, up 4 percent from $109 million at June 30, 1998. The company increased its debt levels to $15 million at December 31, 1998 to fund working capital needs.

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

YEAR 2000

The company continues to address its exposure relative to year 2000 issues for both information and non-information technology systems. A committee actively monitors the status of the readiness program of the company and its subsidiaries. Overall, the company believes that 35 percent of the tasks identified to remediate the year 2000 exposure have been completed for both information and non-information technology systems, with the majority of the remaining tasks targeted for September 1999 completion.

The company completed an assessment regarding the impact of this issue on its existing information systems and determined that while not all systems were year 2000 compliant, these non-compliant systems could be modified to become year 2000 compliant. Due to the fact that the company was operating on several different information systems, the company decided to implement a new business system, HK Systems' Enterprise Information System, in order to have all existing operations on one integrated system. This information system also is year 2000 compliant. The company is implementing this new business system in two phases and has completed more than 40 percent of the tasks identified to remediate the year 2000 exposure in the initial phase. This phase is expected to be tested and completed in June 1999.

The second phase is expected to be initiated in late 1999, and tested and completed thereafter. Due to the timing of the completion of this phase, the company is currently modifying the existing non-compliant business systems to ensure these operations are supported by a year 2000 compliant information system. Testing of these modifications will be performed by August 1999. Management has determined that sufficient internal resources are available and adequate time exists to implement these procedures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The company also has substantially completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers, embedded technology in equipment used in operations, and other non-information technology items, and has determined that the majority of these systems are year 2000 compliant. The company is currently taking action to remedy the non-compliant systems identified through replacement of, or modification to, the existing systems. Such remedies will be subsequently tested for year 2000 compliance prior to September 30, 1999.

The company estimates the total year 2000 expenditures to be approximately $8.0 to $13.0 million, with the majority being spent on the implementation of the company's new business system. Included in the total costs are expenditures to rectify non-compliant personal computers, embedded technology in equipment used in operations, and various non-information technology items, which are estimated to be $0.2 million. These costs include both internal and external personnel costs related to the assessment, remediation and implementation processes, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned.

Cash flows from operations have provided, and should continue to provide, funding for these expenditures. Through December 1998, the company has incurred approximately $4.8 million of the total costs, of which approximately $4.0 million relate to software licenses and hardware. The balance of the expenditures are expected to be incurred in the remainder of fiscal 1999 and fiscal 2000.

Management believes the most significant risk of the year 2000 issue could be an interrupted supply of goods and services from the company's vendors. The company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. To date, the results of this effort indicate that the company's suppliers should be able to provide the company with sufficient goods and services in the year 2000. The company will continue to expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for the year 2000, and address any failures on their part to become year 2000 compliant. Contingency plans may include purchasing inventory from alternate certified vendors and the increase of safety stock of major product lines. The company does not anticipate employing this contingency plan.

There can be no guarantee that the efforts of the company or of third parties, whose systems the company relies upon, will completely mitigate a year 2000 problem that could have a material adverse affect on the company's operations or financial results. While such problems could affect important operations of the company and its subsidiaries, either directly or indirectly, in a significant manner, the company cannot at present estimate either the likelihood or the potential cost of such failures. However, the company will continue to aggressively pursue all of the year 2000 remediation activities discussed herein.

OUTLOOK

In looking to the third quarter ending March 31, 1999, management expects to show sequential quarterly improvement in sales and earnings over the first half of the year. Sales should benefit from additional showrooms recently opened, from new distribution centers, increased mail-order sales as a result of the expanded product offering in the new U.S. and U.K. master catalogs, and from recent acquisitions. The company's results should continue to benefit from the cost-reduction actions implemented in November 1998. Management does not expect overall economic conditions to strengthen in North America, but will remain focused on improving the operating performance of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

This Form 10-Q contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can differ materially from those in the forward-looking statements to the extent that anticipated economic conditions in the United States and, to a lesser extent, Europe, and the effect of third party or company failures to achieve timely remediation of year 2000 issues change from the company's expectations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

The information set forth in Part II, Item 4 of the company's September 30, 1998 Form 10-Q is incorporated by reference herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits

                  (27) Financial Data Schedule for six months ended December 31, 1998, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JLK DIRECT DISTRIBUTION INC.


Date:  February 11, 1999            By: /s/ MICHAEL J. MUSSOG
                                       ----------------------
                                       Michael J. Mussog
                                       Vice President and
                                       Chief Financial and Accounting Officer