Form 10-Q
period 1999-03-31
JLK DIRECT DISTRIBUTION INC
filed 1999-05-17
CIK 1038243

================================================================================


                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Title Of Each Class                           Outstanding at May 3, 1999
       -------------------                           --------------------------
Class A Common Stock, par value $.01                         4,273,310

Class B Common Stock, par value $.01                        20,237,000

================================================================================

                          JLK DIRECT DISTRIBUTION INC.
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1999



                                TABLE OF CONTENTS



Item No.                                                                                                       Page
--------                                                                                                       ----


                          PART I. FINANCIAL INFORMATION

     1.    Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited)
           March 31, 1999 and June 30, 1998.................................................................      1

           Condensed Consolidated Statements of Income (Unaudited)
           Three and nine months ended March 31, 1999 and 1998..............................................      2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended March 31, 1999 and 1998........................................................      3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)......................................................................................      4

     2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................................      7


                           PART II. OTHER INFORMATION

     6.    Exhibits and Reports on Form 8-K.................................................................     12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                  March 31,             June 30,
                                                                                    1999                  1998
                                                                                    ----                  ----
ASSETS
Current assets:
   Cash and equivalents                                                          $     2,178           $     4,715
   Notes receivable from Kennametal                                                    4,690                 1,169
   Accounts receivable, less allowance for doubtful
     accounts of $1,182 and $827                                                      80,212                71,426
   Inventories                                                                       102,619                97,299
   Deferred income taxes                                                               5,853                 5,853
                                                                                 -----------           -----------
   Total current assets                                                              195,552               180,462
                                                                                 -----------           -----------

Property, plant and equipment:
   Land and buildings                                                                  6,639                 5,152
   Machinery and equipment                                                            26,083                21,379
   Less accumulated depreciation                                                     (8,097)               (6,014)
                                                                                 -----------           -----------
   Net property, plant and equipment                                                  24,625                20,517
                                                                                 -----------           -----------

Other assets:
   Intangible assets, less accumulated
     amortization of $12,261 and $8,231                                               65,713                71,090
   Other                                                                               4,399                 3,517
                                                                                 -----------           -----------
   Total other assets                                                                 70,112                74,607
                                                                                 -----------           -----------
   Total assets                                                                  $   290,289           $   275,586
                                                                                 ===========           ===========

LIABILITIES
Current liabilities:
   Notes payable to banks                                                        $     7,906           $     1,915
   Accounts payable                                                                   25,888                36,393
   Due to Kennametal and affiliates                                                   11,752                15,144
   Income taxes payable                                                               17,719                 8,252
   Accrued payroll and vacation pay                                                    3,379                 3,567
   Other                                                                               6,832                 5,877
                                                                                 -----------           -----------
   Total current liabilities                                                          73,476                71,148
                                                                                 -----------           -----------
Other liabilities                                                                      5,886                 8,503
                                                                                 -----------           -----------
   Total liabilities                                                                  79,362                79,651
                                                                                 -----------           -----------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 25,000 shares authorized; none issued                    --                    --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 shares issued, 4,273 and 4,288 shares outstanding                                49                    49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 shares issued and outstanding                                                  202                   202
Additional paid-in capital                                                           182,822               182,822
Retained earnings                                                                     42,369                27,076
Treasury stock, at cost; 644 and 629 shares of Class A Common
   Stock held                                                                       (14,529)              (14,197)
Accumulated other comprehensive income (loss)                                             14                  (17)
                                                                                 -----------           -----------
Total shareholders' equity                                                           210,927               195,935
                                                                                 -----------           -----------
Total liabilities and shareholders' equity                                       $   290,289           $   275,586
                                                                                 ===========           ===========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                  Three Months Ended               Nine Months Ended
                                                                       March 31,                       March 31,
                                                              -------------------------       --------------------------
                                                                 1999            1998            1999            1998
                                                                 ----            ----            ----            ----
OPERATIONS
Net sales                                                     $   138,306    $   109,945      $   403,803    $   299,058
Cost of goods sold                                                 94,240         70,799          273,950        193,126
                                                              -----------    -----------      -----------    -----------
Gross profit                                                       44,066         39,146          129,853        105,932
Operating expenses                                                 33,382         27,608          103,818         73,918
                                                              -----------    -----------      -----------    -----------
Operating income                                                   10,684         11,538           26,035         32,014
Interest expense (income) and other                                   127          (700)              742        (2,870)
                                                              -----------    -----------      -----------    -----------
Income before provision for income taxes                           10,557         12,238           25,293         34,884
Provision for income taxes                                          4,200          4,900           10,000         13,800
                                                              -----------    -----------      -----------    -----------
Net income                                                    $     6,357    $     7,338      $    15,293    $    21,084
                                                              ===========    ===========      ===========    ===========

PER SHARE DATA
Basic earnings per share                                      $      0.26    $      0.29      $      0.62    $      0.84
                                                              ===========    ===========      ===========    ===========

Diluted earnings per share                                    $      0.26    $      0.29      $      0.62    $      0.83
                                                              ===========    ===========      ===========    ===========

Weighted average shares outstanding                                24,510         25,154           24,510         25,154
                                                              ===========    ===========      ===========    ===========

Diluted weighted average shares outstanding                        24,510         25,312           24,515         25,301
                                                              ===========    ===========      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                    1999                  1998
                                                                                    ----                  ----

   OPERATING ACTIVITIES
   Net income                                                                    $    15,293           $    21,084
   Adjustments for noncash items:
     Depreciation and amortization                                                     6,414                 3,315
     (Gain) loss on sale of assets                                                       (6)                    66
   Changes in certain assets and liabilities, net of
     effects of acquisitions and divestiture:
     Accounts receivable                                                             (8,896)               (9,590)
     Inventories                                                                     (7,021)               (5,965)
     Accounts payable and accrued liabilities                                        (3,609)               (1,601)
     Other                                                                           (2,139)                 (587)
                                                                                 -----------           -----------
   Net cash flow from operating activities                                                36                 6,722
                                                                                 -----------           -----------

   INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                        (6,913)               (4,399)
   Notes receivable from Kennametal                                                  (3,521)              (17,601)
   Acquisitions, net of cash                                                              --              (43,974)
   Divestiture                                                                         1,617                    --
   Other                                                                                 266                   112
                                                                                 -----------           -----------
   Net cash flow used for investing activities                                       (8,551)              (65,862)
                                                                                 -----------           -----------

   FINANCING ACTIVITIES
   Net proceeds from initial public offering of
     Class A Common Stock                                                                 --                90,430
   Borrowings under (repayments of) notes payable to banks                             5,991              (19,586)
   Notes payable to Kennametal                                                            --              (15,805)
   Purchase of treasury stock                                                          (332)                    --
                                                                                 -----------           -----------
   Net cash flow from financing activities                                             5,659                55,039
                                                                                 -----------           -----------

   Effect of exchange rate changes on cash                                               319                    4
                                                                                 -----------           -----------

   CASH AND EQUIVALENTS
   Net decrease in cash and equivalents                                              (2,537)               (4,097)
   Cash and equivalents, beginning                                                     4,715                13,088
                                                                                 -----------           -----------
   Cash and equivalents, ending                                                  $     2,178           $     8,991
                                                                                 ===========           ===========

   SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                 $       344           $         4
   Income taxes paid                                                                   1,089                13,852

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1998 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the company's 1998 Annual Report on Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. The accompanying condensed consolidated financial statements of JLK Direct Distribution Inc. include the operations of J&L America, Inc. (J&L), a previously wholly-owned subsidiary of Kennametal Inc. (Kennametal), and Full Service Supply, which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the company had no separate legal status or existence. Kennametal incorporated the company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. In anticipation of an initial public offering (IPO) of the Class A Common Stock of the company, Kennametal contributed to the company the stock of J&L, including the J&L United Kingdom operation, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO, Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

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

     In connection with the IPO, Kennametal surrendered to the company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters upon exercise of the underwriters' over-allotment option. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20.00 per share to one of the members of its and the company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted to Class A Common Stock. Subsequent to the IPO, 4,917,000 shares of Class A Common Stock were outstanding, and Kennametal held 20,237,000 shares of Class B Common Stock. Kennametal currently owns 83 percent of the outstanding stock of the company due to treasury stock purchases made by the company since the IPO.

3. For purposes of determining the average number of dilutive shares outstanding for the nine months ended March 31, 1999, weighted average shares outstanding for the basic earnings per share calculation were increased due to the dilutive effect of unexercised stock options by 4,254. There was no dilutive effect from unexercised stock options for the three months ended March 31, 1999. The dilutive effect of unexercised stock options for the three months and nine months ended March 31, 1998 were 158,305 and 146,712, respectively.

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

                                                               Three Months Ended              Nine Months Ended
                                                                    March 31,                      March 31,
                                                           -------------------------     --------------------------
                                                              1999            1998           1999           1998
                                                              ----            ----           ----           ----
     Net income                                            $    6,357     $    7,338     $   15,293      $   21,084
     Foreign currency translation adjustments                      53             --             31               4
                                                           ----------     ----------     ----------      ----------
     Comprehensive income                                  $    6,410     $    7,338     $   15,324      $   21,088
                                                           ==========     ==========     ==========      ==========

     Accumulated other comprehensive income (loss) consists solely of cumulative foreign currency translation adjustments.

5. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements or results of operations of the company.

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

     All acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired for the acquisitions has been recorded as goodwill. The net purchase price of the acquisitions was allocated as follows (in thousands):

                                 Current assets                                $  38,360
                                 Property, plant and equipment                     3,431
                                 Other long-term assets                              590
                                 Goodwill                                         39,850
                                 Current liabilities                            (24,890)
                                                                               ---------
                                 Purchase price, net of cash                   $  57,341
                                                                               =========

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Estimated annualized sales for these acquisitions are approximately $137.0 million. On a pro forma basis, as if the acquisitions had taken place at the beginning of the three-month and nine-month periods ended March 31, 1998, consolidated net sales would have been $138.1 million and $397.7 million, respectively. The pro forma impact on net income and diluted earnings per share would not be materially different from the amount reported for the three-month and nine-month periods ended March 31, 1998.

     In connection with these acquisitions, the company also entered into employee retention and non-compete agreements that amounted to approximately $6.6 million. The remaining liability for these agreements, and other similar agreements from previous acquisitions, at March 31, 1999 and June 30, 1998 recorded in other current liabilities was $2.5 million and $2.8 million, respectively, and in other liabilities was $3.8 million and $6.5 million, respectively.

7. The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows (in thousands):

                                                                 Three Months Ended              Nine Months Ended
                                                                      March 31,                      March 31,
                                                             -------------------------      -------------------------
                                                                1999            1998           1999           1998
                                                                ----            ----           ----           ----
     Purchases from Kennametal and subsidiaries              $    9,829     $   10,643      $  28,550      $   30,041
     Sales to Kennametal and subsidiaries                         4,160          2,603         10,379           7,795

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

                                                                 Three Months Ended              Nine Months Ended
                                                                      March 31,                      March 31,
                                                             -------------------------      -------------------------
                                                                1999            1998           1999           1998
                                                                ----            ----           ----           ----
     Administrative services agreement                       $    1,686     $    1,556      $   4,928      $    5,125
     Warehousing agreement                                          915          1,395          2,939           3,705
     Shared facilities agreement                                    105             57            365             177
     Lease agreement                                                 26             --             79              --
                                                             ----------     ----------      ---------      ----------
     Total costs charged by Kennametal                       $    2,732     $    3,008      $   8,311      $    9,007
                                                             ==========     ==========      =========      ==========

     Under the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, the company incurred interest expense of $0.1 million and $0.5 million for the three and nine months ended March 31, 1999, respectively, and earned $0.6 million and $2.8 million in interest income for the three and nine months ended March 31, 1998, respectively.

8. On March 31, 1999, the company sold the assets of the steel mill business of its subsidiary, Strong Tool Co., for approximately $1.6 million. There was no significant impact on earnings as a result of this sale. The steel mill business had annual sales of approximately $18.0 million. As this business was marginally profitable, the impact on net income and diluted earnings per share as a result of this sale is not material.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

NET SALES

Net sales for the March 1999 quarter were $138.3 million, an increase of 26 percent from $109.9 million last year. The overall increase in sales was predominately attributable to acquisitions, which had sales of approximately $30.9 million, and to a lesser extent, growth in Full Service Supply, offset by lower mail-order sales due to the company's reduction of lower-margin business from acquired companies.

Sales at J&L Industrial Supply rose 28 percent during the quarter due to acquisitions. Sales were affected by reduced industrial activity across North America and continued weakness in the oil and gas industries. In addition, sales were reduced by lower mail-order sales due to the company's reduction of lower-margin business from acquired companies.

Full Service Supply sales increased 21 percent compared to a year ago. This growth is attributable to additional focus on growing this business as well as the company's reputation for providing significant cost savings to its customers. The company recognized sales to approximately 140 corporate customers in the March 1999 quarter, an increase of 27 percent compared to the same period a year ago. The number of plant sites served increased to 220 from 190 a year ago.

For the nine-month period ended March 31, 1999, consolidated sales were $403.8 million, an increase of 35 percent from $299.1 million last year due to the factors mentioned above.

GROSS PROFIT

Gross profit for the March 1999 quarter was $44.1 million, an increase of 13 percent from $39.1 million in the prior year. The gross profit margin for was
31.9 percent, down from 35.6 percent in the prior year. The gross profit margin declined primarily as a result of lower-margin sales from acquisitions and the growth in the Full Service Supply business, offset in part by improved margins in the core J&L business.

For the nine-month period ended March 31, 1999, gross profit was $129.9 million, up 23 percent from $105.9 million last year. Gross profit margin for the nine-month period ended March 31, 1999 was 32.2 percent compared to 35.4 percent in the prior year due to the factors mentioned above.

OPERATING EXPENSES

Operating expenses for the March 1999 quarter were $33.4 million, an increase of 21 percent from $27.6 million in the prior year. Operating expenses as a percentage of sales were 24.1 percent compared to 25.1 percent in the prior year. Operating expenses rose primarily as a result of increased costs from acquisitions, including higher levels of amortization of intangible assets, and higher direct mail costs, partially offset by cost-reduction actions implemented in November 1998. These cost-reduction actions involved selected workforce reductions, facility consolidations and closings, and other measures.

Also included in operating expenses were charges from Kennametal Inc. (Kennametal) for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $2.7 million in the March 1999 quarter, a decrease of 9 percent from $3.0 million in the prior year. The decline in total charges from Kennametal resulted from the reduction in warehouse charges in fiscal 1999 due to J&L taking over the operation of several warehouses previously operated by Kennametal and the closure of another commonly-operated facility. This was partially offset by increased costs to support higher sales volumes.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

During the nine-month period ended March 31, 1999, operating expenses were $103.8 million, up 40 percent from $73.9 million last year due to the factors mentioned above. Charges from Kennametal were $8.3 million for the nine-month period ended March 31, 1999, compared to $9.0 million in the prior year.

INTEREST EXPENSE (INCOME) AND OTHER

The company incurred interest expense from Kennametal of approximately $0.1 million and $0.5 million during the three-month and nine-month periods ended March 31, 1999, respectively, due to amounts borrowed under notes payable to Kennametal.

The company earned interest income of approximately $0.6 million and $2.8 million during the three-month and nine-month periods ended March 31, 1998, respectively. This was primarily from investments of excess cash and from the residual proceeds the company received from its initial public offering (IPO).

INCOME TAXES AND NET INCOME

The effective tax rate was 39.8 percent for the March 1999 quarter compared to
40.0 percent in the prior year. Net income decreased 13 percent to $6.4 million for the March 1999 quarter from $7.3 million in the same quarter a year ago. This decline is attributed to lower-margin sales from acquired companies, an unfavorable product mix and higher operating expenses.

For the nine-month period ended March 31, 1999, the effective tax rate was 39.5 percent, relatively unchanged from the prior year. Net income decreased 27 percent to $15.3 million from $21.1 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary capital needs have been to fund working capital requirements necessitated by sales growth, the addition of new products and Full Service Supply programs, direct marketing programs in the United Kingdom and Germany, and a showroom expansion program in the United States, and in fiscal 1998, to fund acquisitions. The company's primary sources of financing have been cash from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, and in fiscal 1998, the net proceeds from the IPO. The company anticipates that cash flows from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Compared to the prior year, the decrease in net cash from operations resulted primarily from lower net income and higher working capital requirements.

Net cash used for investing activities was $8.6 million for the nine months ended March 31, 1999. The change in net cash used for investing activities resulted from the repayment of a note receivable from Kennametal, reduced acquisition activity and increased capital expenditures related primarily to the new information systems, and the new distribution centers. This was partially offset by the proceeds from the sale of the Strong Tool Co. steel mill business unit.

Net cash flow from financing activities was $5.7 million for the nine months ended March 31, 1999 and reflected amounts borrowed under notes payable to banks which was used to fund investing activities. Financing activities in the prior year include the net proceeds received from the issuance of common stock in connection with the company's IPO. These amounts were partially offset by repayments to Kennametal for funds previously advanced to the company for two acquisitions in the June 1997 quarter and by the repayment of short-term borrowings made under the company's line of credit primarily to fund the $20.0 million dividend paid to Kennametal.

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

In June 1998, the company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. During the nine months ended March 31, 1999, the company repurchased 15,000 Class A shares at a total cost of approximately $0.3 million. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchase of common stock was financed principally by available funds and short-term borrowings.

FINANCIAL CONDITION

The company's financial condition continues to remain strong. Total assets were $290 million at March 31, 1999, up 5 percent from $276 million at June 30, 1998. Net working capital increased to $122 million at March 31, 1999, up 12 percent from $109 million at June 30, 1998. The company increased its debt levels to $8 million at March 31, 1999 to fund investing activity.

TERMINATION OF LARGE CONTRACT

During the September 1997 quarter, the company finalized its plan of disengagement from those sites that are not being continued under the General Electric (GE) Full Service Supply contract. Accordingly, Full Service Supply sales experienced a gradual reduction as a result of this event. Sales to these discontinued sites totaled $22.9 million in fiscal 1998. In fiscal 1999, the company has not had any sales to GE for those manufacturing sites that were discontinued.

YEAR 2000

The company continues to address its exposure relative to year 2000 issues for both information and non-information technology systems. A committee actively monitors the status of the readiness program of the company and its subsidiaries. Overall, the company believes that 50 percent of the tasks identified to remediate the year 2000 exposure have been completed for both information and non-information technology systems, with the majority of the remaining tasks targeted for September 1999 completion.

The company completed an assessment regarding the impact of this issue on its existing information systems and determined that while not all systems were year 2000 compliant, these non-compliant systems could be modified to become year 2000 compliant. Due to the fact that the company was operating on several different information systems, the company decided to implement a new business system, HK System's Enterprise Information System, in order to have all existing operations on one integrated system. This information system also is year 2000 compliant. The company is implementing this new business system in two phases and has completed more than 80 percent of the tasks identified to remediate the year 2000 exposure in the initial phase. This phase is expected to be tested and completed in June 1999.

The second phase is expected to be initiated in late 1999, and tested and completed thereafter. Due to the timing of the completion of this phase, the company is currently modifying the existing non-compliant business systems to ensure these operations are supported by a year 2000 compliant information system. Testing of these modifications will be performed by September 1999. Management has determined that sufficient internal resources are available and adequate time exists to implement these procedures.

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

Cash flows from operating and financing activities have provided, and should continue to provide, funding for these expenditures. Through March 1999, the company has incurred approximately $5.9 million of the total costs, of which approximately $5.0 million relate to software licenses and hardware. The balance of the expenditures are expected to be incurred in the remainder of fiscal 1999 and fiscal 2000.

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

OUTLOOK

In looking to the fourth quarter ending June 30, 1999, management expects sales and earnings to be similar to the March quarter, when adjusted for the sale of the Strong Tool Co. steel mill business, which occurred on March 31, 1999. The steel mill business had annual sales of approximately $18.0 million and was marginally profitable. The company's results should continue to benefit from the cost-reduction actions implemented in November 1998. Management does not expect overall economic conditions to strengthen in North America, but will remain focused on improving the operating performance of the company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

This Form 10-Q contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and, to a lesser extent, Europe, are not sustained, risks associated with integrating businesses, demands on management resources, competition and the effect of third party or company failures to achieve timely remediation of year 2000 issues. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      Exhibits

         (10)     Material Contracts

                  (10.1) Severance Agreement with former Executive Officer dated
                         February 25, 1999. Filed herewith.

                  (10.2) Severance Agreement with former Executive Officer dated
                         February 15, 1999. Filed herewith.

         (27) Financial Data Schedule for nine months ended March 31, 1999, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 JLK DIRECT DISTRIBUTION INC.


Date:  May 17, 1999                              By:    /s/ DIANA L. SCOTT
                                                        -------------------
                                                        Diana L. Scott
                                                        Vice President and
                                                        Chief Financial Officer