Form 10-K405
period 1999-06-30
JLK DIRECT DISTRIBUTION INC
filed 1999-09-24
CIK 1038243

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
             Title of each class                           on which registered
             -------------------                           -------------------
Class A Common Stock, par value $.01 per share           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 8, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $13,700,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Common Stock have been deemed affiliates.

As of September 8, 1999, there were 4,273,390 shares of Class A Common Stock and 20,237,000 shares of Class B Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1999 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV.

TABLE OF CONTENTS

ITEM NO.                                           PAGE

PART I

1.   Business....................................... 1

2.   Properties..................................... 5

3.   Legal Proceedings.............................. 5

4.   Submission of Matters to
     a Vote of Security Holders..................... 5

PART II

5.   Market for the Registrant's Capital
     Stock and Related Shareowner Matters........... 6

6.   Selected Financial Data........................ 6

7.   Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations.......................... 8

7a.  Quantitative and Qualitative
     Disclosure About Market Risk...................14

8.   Financial Statements and
     Supplementary Data.............................14

9.   Changes in and Disagreements on
     Accounting and Financial Disclosure............30

PART III

10.  Directors and Executive Officers of
     the Registrant.................................31

11.  Executive Compensation.........................31

12.  Security Ownership of Certain Beneficial
     Owners and Management..........................31

13.  Certain Relationships and Related
     Transactions...................................31

PART IV

14.  Exhibits, Financial Statement
     Schedules and Reports on Form 8-K..............32

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

JLK Direct Distribution Inc. (the company or JLK) is one of the largest suppliers of a broad range of metalworking consumables and related products in the United States, offering a full line of cutting tools, carbide and other tool inserts, abrasives, drills, machine tool accessories, hand tools and other industrial supplies. To meet the varying supply needs of small-, medium- and large-sized customers, the company offers: (i) a direct-marketing program, through J&L Industrial Supply (J&L), whereby the company supplies small- to large-sized customers through catalog and showroom sales, and a direct field sales force, and (ii) integrated industrial supply programs or Full Service Supply (FSS) programs, whereby medium- and large-sized industrial manufacturers engage the company to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support. The company also conducts its direct-marketing program for small- and medium-sized customers in the United Kingdom and Germany.

The company is a subsidiary of Kennametal Inc. (Kennametal). Kennametal Inc. is a vertically integrated manufacturer and marketer of consumable tools and related supplies for the metalworking, mining and highway construction industries, as well as specially engineered products for a variety of other industries. Kennametal specializes in developing and manufacturing metalcutting tools and wear-resistant parts using a specialized type of powder metallurgy. Kennametal's metalcutting tools are made of cemented carbides, ceramics, cermets, high-speed steel and other hard materials. Kennametal also manufactures and markets a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys.

This Form 10-K contains "forward-looking statements," as defined by Section 21E of the Securities Exchange Act of 1934. Actual results may materially differ from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and, to a lesser extent, Europe, are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates and competition and the effect of third party or company failures to achieve timely remediation of year 2000 issues. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.


INDUSTRY OVERVIEW

The company operates in a large, fragmented industry characterized by multiple channels of distribution. The company believes that there are numerous small retailers, dealers and distributors, substantially most of which have annual sales of less than $10.0 million, that supply a majority of this market. The distribution channels in the metalworking consumables and related products market include retail outlets, small dealers, regional and national distributors utilizing direct sales forces and manufacturers' representatives.

The company believes that increasing numbers of industrial manufacturers are searching for ways to reduce costs by eliminating the inefficiencies of traditional industrial supply distribution. This growing recognition by customers of the high costs and operational inefficiencies associated with purchasing industrial supplies from traditional distributors has increased demand for alternative methods of distribution, leading to the development of programs that are generally referred to as integrated supply.

The traditional model for the distribution of industrial supplies is burdened by both the duplication and the inefficient performance of multiple functions. In the traditional model, the industrial distributor must (i) source and absorb the freight costs for the item, (ii) receive, warehouse and account for the item,
(iii) invest in inventory and incur the associated carrying costs and (iv) market and sell the item to the end user. Once the need for the item arises, the manufacturing facility requiring the item must repeat many of the above steps.

Through the company's integrated FSS programs, which focus on the acquisition, possession and use of metalworking consumables and related products, each activity is performed only once. The procurement of industrial supplies is generally outside the core activity of most manufacturers. For example, industrial supplies are generally purchased by personnel whose expertise in purchasing these items is limited. In addition, supplies are typically stored in a number of locations within an industrial facility, resulting in excess inventories and duplicate purchase orders. Finally, the company believes that industrial supplies are frequently purchased by multiple personnel in uneconomical quantities, and a substantial portion of most facilities' industrial supplies are one-time purchases which entail higher per-item prices and time-consuming administrative efforts. As a result, the company believes there is often potential to manage the industrial supply procurement process more efficiently and with greater cost savings.

Despite the apparent inefficiencies of the traditional industrial supply purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and smaller sales volumes, distributors are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even distributors with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and to provide the support necessary to satisfy their demands for cost containment and improved efficiency. The company believes that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing and integrated supply organizations such as the company. As a result of these dynamics, non-traditional distributors, such as the company, have captured an increasing share of sales by providing lower total purchasing costs, better product selection and a higher level of service. As a leading non-traditional supplier with proven capabilities both in direct marketing and integrated supply, the company believes it is well-positioned to continue to take advantage of present market dynamics and enjoy continued growth in market share.


BUSINESS STRATEGY

The company's business strategy is to become the preferred supplier of metalworking consumables and related products to the metalworking industry by being a one-stop shop for metalworking products for customers of any size and by offering managed solutions for larger customers.

J&L serves the needs of predominantly small- and medium-sized metalworking customers by offering 130,000 stock keeping units (SKUs) through the company's 2,114-page master catalog, monthly promotional sales flyer (the "Advantage"), additional mailings and advertisements, telemarketing efforts and direct sales efforts. The company has 31 showrooms, including six distribution centers in the United States and one distribution center in the United Kingdom. Additionally, the company has one distribution center in Germany and 13 other locations added through acquisitions. These other locations will be reported as such until they have been converted into showrooms or distribution centers, or closed.

The company offers customers the advantages of (i) a single source of supply for all metalworking consumables and related products, (ii) a tiered product offering (such as "good," "better" and "best"), (iii) same-day pickup or delivery for the most popular products stocked at showrooms, (iv) same-day direct shipping and (v) a state-of-the-art order entry system that tracks product availability and pricing, provides technical product information and results in an order being completed in an average time of three minutes. The company has a dedicated sales force based in each showroom who actively call on targeted customers. In addition, the company serves the needs of medium- and large-sized customers through a technically oriented outside sales force. This sales force is largely comprised of employees of acquired companies.

FSS programs allow customers to achieve substantial cost savings in metalworking consumables and overall manufacturing processes by outsourcing the entire process of acquiring and possessing metalworking and related products at manufacturing facilities. Customers, such as General Motors Corporation, Allied Signal and Baker Hughes, use FSS programs at designated manufacturing facilities to (i) consolidate all their metalworking consumables and related product purchases with one vendor, (ii) eliminate a significant portion of the administrative overhead burden associated with the internal purchasing function,
(iii) ensure appropriate technical expertise in the selection and use of supplies for complex metalworking processes and (iv) minimize the level of investment in tooling inventory, thereby reducing inventory carrying costs. The company's technical experts customize and manage a comprehensive computerized product identification, tracking and purchasing system that analyzes and optimizes supply usage, helps select appropriate products and allows for "just-in-time" replacement of inventory. To increase efficiency and maximize cost savings for its customers, the company also provides ongoing application assistance in the usage of metalworking tools. The company believes that its FSS programs typically reduce customers' costs of acquiring, possessing and using metalworking products by approximately 5 to 20 percent per year.

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


COMPETITION

The metalworking supply industry is a large, fragmented industry that is highly competitive. The company faces competition (i) in the small- and medium-sized metalworking markets from traditional channels of distribution such as retail outlets, small dealers, regional or national distributors utilizing direct sales forces, and manufacturers' representatives and (ii) in the large industrial metalworking market from large distributors and other companies that offer varying degrees and types of integrated industrial supply programs. The company believes that sales of metalworking products will become more concentrated over the next few years, which may make the industry more competitive. Certain of the company's competitors offer a greater variety of products (including non-metalworking products) and have greater financial and other resources than the company. The company believes that customer purchasing decisions are primarily based on one or more of the following criteria: product price, product selection, product availability, superior customer service, total cost of acquisition, possession and use of products and convenience. The company seeks to distinguish itself from other direct marketers and distributors of industrial supplies through its national presence and metalworking focus, its application of information technology and its attractive, modern showrooms.


SUPPLIERS

The company purchases substantially all of its products for its direct-marketing and FSS programs from approximately 800 vendors. In fiscal 1999, approximately 15 percent of the company's sales were of Kennametal products. In fiscal 1998 and 1997, approximately 16 percent of the company's sales were of Kennametal products. Other than Kennametal, the company is not materially dependent on any one supplier or small group of suppliers. If an FSS program customer desires to continue ordering a particular brand of metalworking tool or obtains or has a contract providing for more favorable pricing than the company generally obtains, the company will assume that contract or enter into a similar contract for the limited purpose of supplying such product to that customer. Other than Kennametal, no single supplier accounted for more than 5 percent of the company's total purchases in fiscal 1999, 1998 or 1997.


ACQUISITIONS AND DIVESTITURE

During fiscal 1998 and 1997, the company acquired the following distributors of metalcutting tools and industrial supplies:

                                                  ACQUISITION
DATE ACQUIRED   ACQUISITION                       HEADQUARTERS
--------------------------------------------------------------------------------
Fiscal 1998:
October 1997    Car-Max Tool & Cutter, Inc.       Rockford, Ill.
December 1997   GRS Industrial Supply Co.         Grand Rapids, Mich.
January 1998    Production Tools Sales, Inc.      Dallas, Texas
March 1998      Dalworth Tool & Supply, Inc.      Arlington, Texas
March 1998      ATS Industrial Supply Co.         Salt Lake City, Utah
May 1998        Strong Tool Co.                   Cleveland, Ohio
--------------------------------------------------------------------------------
Fiscal 1997:
April 1997      Strelinger Company                Troy, Mich.
May 1997        Mill & Abrasive Supply, Inc.      Roseville, Mich.
--------------------------------------------------------------------------------

There were no acquisitions during fiscal 1999. All acquisitions were accounted for under the purchase method of accounting. In the third quarter of 1999, the company sold the assets of the steel mill business of its subsidiary, Strong Tool Co. Because this business was marginally profitable, there was a slightly unfavorable impact on earnings as a result of this sale.

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


INFORMATION SYSTEMS

The information systems used by the company allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. These systems enable the company to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. In addition, these systems enable the company to achieve cost savings, deliver exceptional customer service, manage its operations centrally and manage its FSS programs. Certain of the company's systems operate over a wide-area network and represent real-time systems that allow each distribution center to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other performance measures. The company also maintains buying and inventory management systems that monitor substantially all its SKUs and produce requisitions to purchase inventory from vendors for replenishment based on projected customer ordering models. The company has invested significant resources in developing an extensive customer and prospect database which includes detailed information, including customer size, industry of operation, various demographic and geographic characteristics and purchase histories of company products. The company also provides EDI invoicing, funds transfer, ordering, shipping and acknowledgment to large customers.

In order to handle the company's future growth and to prepare for the year 2000, the company is in the process of implementing a new information system, HK System's Enterprise Information System (Enterprise System). The Enterprise System will interface with Kennametal's SAP system and will provide the existing functionality of the company's current systems, as well as numerous enhancements. In addition, the Enterprise System will enable all areas of the company to function on one common system, including the direct-marketing program, the FSS programs and all acquisitions. The Enterprise System will provide the platform for future growth and the flexibility for future enhancements.


EMPLOYEES

As of June 30, 1999, the company employed approximately 1,300 employees, none of whom are represented by a labor union. The company considers its relationships with employees to be good and has experienced no work stoppages.


CORPORATE SUBSIDIARIES

The following is a summary of the company's consolidated subsidiaries at June 30, 1999:

J&L Industrial Supply U.K., England (branch)
J&L Werkzeuge und Industriebedarf GmbH, Germany
Abrasive & Tool Specialties Company, United States
GRS Industrial Supply Co., United States
J&L America, Inc., United States
Production Tools Sales, Inc., United States
Strong Tool Co., United States

ITEM 2. PROPERTIES

PROPERTIES

The company's principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania 15650. The company's headquarters and distribution centers, all of which are leased, are as follows:

LOCATION                         DESCRIPTION                            LEASE EXPIRATION    APPROXIMATE SQUARE FEET
-------------------------------------------------------------------------------------------------------------------
Charlotte, N.C.                  Distribution Center & Showroom         06/30/07                             46,000

Elk Grove Village, Ill.          Distribution Center & Showroom         02/27/05                            128,000

Carrollton, Texas                Distribution Center & Showroom         07/31/01                             44,000

Wednesbury,                      Distribution Center, Showroom &        06/24/13                             93,000
West Midlands, U.K.              European Headquarters

Livonia, Mich.(2)                Distribution Center, Showroom &
                                 North American Headquarters            12/31/99-02/28/01                   196,000

Los Angeles, Calif.(1)           Distribution Center & Showroom         06/30/07                              7,000

Neunkirchen, Germany(1)          Distribution Center                    09/30/00                              2,200

Kent, Wash.                      Distribution Center & Showroom         07/31/02                             27,000
-------------------------------------------------------------------------------------------------------------------

(1) Shared location with Kennametal. The approximate square feet noted herein only represents the square footage of the office space leased by the company at these locations. The warehouses at these locations are managed by Kennametal. A portion of the operating costs of these warehouses is billed to the company through warehousing agreements with Kennametal.

(2) The company maintains its North American Headquarters and Livonia Distribution Center in five separate locations in Livonia, Mich.

In addition, the company maintains 24 other showrooms, all but one of which are leased, in 14 states, ranging in size from 6,000 to 21,000 square feet. The leases for these showrooms will expire at various periods between September 1999 and November 2003.

The company also leases 12 locations and owns one location in 6 states that have been acquired through recent acquisitions. These acquired locations range in size from 3,500 to 30,000 square feet, with the leases expiring at various periods between January 2000 and June 2003.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1999, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED SHAREOWNER MATTERS

The company's Class A Common Stock is traded on the New York Stock Exchange (the
NYSE) under the symbol "JLK". The following table sets forth the range of the high and low sales price as reported by the NYSE:


QUARTER ENDED:     SEPT. 30    DEC. 31    MAR. 31    JUNE 30
------------------------------------------------------------
FISCAL 1999:
High                $22 3/8    $13 1/8    $13 1/2    $12 3/8
Low                  10 1/2      9 1/4      7 7/8      8 3/8
------------------------------------------------------------
Fiscal 1998:
High                $30 1/4    $32 15/16  $39 1/2    $39 3/8
Low                  22 3/4     26 1/2     28         20
------------------------------------------------------------

As of September 8, 1999 the approximate number of holders of record of the Class A Common Stock was 69 and Class B Common Stock was one.

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


USE OF PROCEEDS FROM REGISTERED SECURITIES

On July 2, 1997, the company consummated the initial public offering of 4,897,000 shares of its Class A Common Stock at a price of $20.00 per share (the Offering). The net proceeds from the Offering, after deducting underwriting discounts and estimated expenses, were $90.4 million and represented the sale of approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in fiscal 1997 and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to pay for fiscal 1998 acquisitions.


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

FISCAL YEAR ENDED JUNE 30,                         1999          1998           1997           1996          1995
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
INCOME STATEMENT DATA:
   Net sales                                   $531,642      $425,348       $316,189       $243,969      $188,202
   Cost of goods sold                           361,717       277,417        213,020        166,326       127,917
-------------------------------------------------------------------------------------------------------------------
   Gross profit                                 169,925       147,931        103,169         77,643        60,285
   Operating expenses                           135,393       106,623         70,976         52,761        40,658
-------------------------------------------------------------------------------------------------------------------
   Operating income                              34,532        41,308         32,193         24,882        19,627
   Interest expense (income) and other              881        (3,068)           368             --            --
-------------------------------------------------------------------------------------------------------------------
   Income before provision for income taxes      33,651        44,376         31,825         24,882        19,627
   Provision for income taxes                    13,291        17,300         12,518          9,819         7,799
-------------------------------------------------------------------------------------------------------------------
   Net income                                  $ 20,360      $ 27,076       $ 19,307       $ 15,063      $ 11,828
===================================================================================================================


PER SHARE DATA:
   Basic earnings per share                      $ 0.83        $ 1.08             --             --
===================================================================================================
   Diluted earnings per share                    $ 0.83        $ 1.07             --             --
===================================================================================================
   Weighted average shares outstanding           24,510        25,138             --             --
===================================================================================================
   Diluted weighted average shares outstanding   24,513        25,277             --             --
===================================================================================================
   Pro forma basic and diluted
      earnings per share(1)                          --            --         $ 0.92         $ 0.72
===================================================================================================
   Pro forma weighted and diluted
      average shares outstanding(1)                  --            --         20,897         20,897
===================================================================================================


JUNE 30,                                           1999          1998           1997           1996          1995
-------------------------------------------------------------------------------------------------------------------
(in thousands)
BALANCE SHEET DATA:
   Working capital                           $  128,317    $  109,314      $  61,472      $  73,263     $  51,945
   Total assets                                 274,989       275,586        165,488        121,045        98,893
   Shareowners' equity                          215,874       195,935         92,731         97,991        76,722
-------------------------------------------------------------------------------------------------------------------


FISCAL YEAR ENDED JUNE 30,                         1999          1998           1997           1996          1995
-------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
   Active direct marketing customers(2)(3)      123,000       112,000         96,000         77,000        64,000
   Number of SKUs(3)(4)                         130,000       110,000        100,000         80,000        70,000
   Number of publications per year                   62            48             26             19            16
   Total number of publications mailed        9,100,000     6,400,000      4,100,000      3,700,000     2,900,000
   Direct-mail costs(5)                      $9,982,000    $6,974,000     $6,301,000     $4,249,000    $2,613,000
   Showroom and distribution facilities(3)           32            34             24             19            12
   Acquisition locations(3)(6)                       13            21              4             --            --
   Full Service Supply programs:
      Customers(2)(3)                               150           115             60             42            29
      Site locations(3)                             231           194            120             86            69
-------------------------------------------------------------------------------------------------------------------

(1) Gives effect to the issuance of 20,897,000 shares of Class B Common Stock to Kennametal for the periods presented.

(2) Number of customers that have purchased products from the company within the 12 months preceding the relevant period end.

(3)  Represents data at period end.

(4) Represents the number of SKUs offered in the United States. The number of SKUs offered in European markets range from 45,000 to 75,000 and 45,000 to 60,000 SKUs for 1999 and 1998, respectively.

(5)  Direct-mail costs include direct production and mailing costs.

(6) Represents locations acquired through acquisitions that have not yet been converted into a showroom or a distribution center, or closed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The accompanying financial information of the company includes the operations of J&L America, Inc. d/b/a J&L Industrial Supply (J&L), a previously wholly owned subsidiary of Kennametal, and Full Service Supply (FSS), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the company had no separate legal status or existence. Kennametal incorporated the company as a Pennsylvania corporation under the name JLK Direct Distribution Inc. in April 1997.

In April 1997, the company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission with respect to an initial public offering (IPO) of the company's Class A Common Stock. In anticipation of the IPO, Kennametal contributed to the company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of FSS. Immediately prior to the effective date of the IPO, Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

On July 2, 1997, the company consummated the IPO of 4,897,000 shares of its Class A Common Stock at a price of $20.00 per share. The net proceeds from the IPO were $90.4 million and represented the sale of approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in fiscal 1997 and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to pay for fiscal 1998 acquisitions.

In connection with the IPO, Kennametal surrendered to the company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters upon exercise of the underwriters' over-allotment option. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20.00 per share to one of the members of its and the company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted on a one-to-one basis to Class A Common Stock. Subsequent to the IPO, 4,917,000 shares of Class A Common Stock were outstanding, and Kennametal held 20,237,000 shares of Class B Common Stock. Kennametal's ownership increased to approximately 83 percent due to treasury stock purchases made by the company since the IPO. The company and Kennametal operate as separate companies.


RESULTS OF OPERATIONS

The following discussion should be read in connection with the consolidated financial statements of JLK and the related footnotes.


FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

NET SALES. Net sales for fiscal 1999 were $531.6 million, an increase of 25.0 percent from $425.3 million in fiscal 1998. The overall increase in sales was predominately attributable to acquisitions, and to a lesser extent, growth from new FSS programs and increased sales in Europe. This increase was offset by lower mail-order sales due to the company's reduction of lower-margin business from acquired companies, a reduction in FSS sales due to the General Electric contract (GE Contract) disengagement and the divestiture of the Strong Tool Co. steel mill business. Excluding acquisitions and the divestiture, net sales were flat compared to last year.

J&L external sales for fiscal 1999 were $400.3 million, an increase of 35.4 percent from $295.6 million in fiscal 1998. This increase in sales was primarily due to acquisitions, which generated $117.9 million in sales, and to a lesser extent, increased sales in Europe. This increase was offset in part by lower sales of certain acquired companies due to the reduction of lower-margin business, the downturn in the oil and gas markets and the divestiture of the Strong Tool Co. steel mill business. Excluding acquisitions and the divestiture, J&L sales were flat compared to the prior year. At June 30, 1999, J&L operated a total of 31 showrooms, including eight distribution centers, and 13 other locations added through acquisitions. This compares to 33 showrooms, including nine distribution centers, and 21 other locations added through acquisitions at June 30, 1998.

FSS external sales for fiscal 1999 were $131.3 million, an increase of 1.2 percent from $129.7 million in fiscal 1998. Excluding the effect of the GE Contract disengagement, sales increased approximately 20 percent.

This is due to the growth in new and existing FSS programs. At June 30, 1999, FSS provided programs to 150 customers covering 231 different facilities. This compares to 115 customers covering 194 different facilities at June 30, 1998.

GROSS PROFIT. Gross profit for fiscal 1999 was $169.9 million, an increase of
14.9 percent from $147.9 million in fiscal 1998. Gross margin for fiscal 1999 was 32.0 percent compared to 34.8 percent in fiscal 1998. The gross margin was affected by lower-margin sales from acquisitions, growth in FSS programs and weaker demand in the higher-margin mail-order business.

The gross profit margin at J&L decreased due to the addition of the lower-margin sales from the acquisitions while the FSS gross profit margin was approximately the same as the prior year.

OPERATING EXPENSES. Operating expenses for fiscal 1999 were $135.4 million, an increase of 27.0 percent from $106.6 million in fiscal 1998. Operating expenses as a percentage of net sales were 25.5 percent in fiscal 1999 compared to 25.1 percent in fiscal 1998. Operating expenses at J&L increased while operating expenses at FSS remained relatively flat.

J&L operating expenses increased primarily as a result of increased costs from acquisitions, including higher amortization of intangible assets, the opening of new showrooms, the relocation of the United Kingdom office and distribution center and higher direct mail costs. This was partially offset by cost-reduction actions implemented in November 1998. These cost-reduction actions involved selected work force reductions, facility consolidations and closings and other measures. The GE Contract disengagement resulted in lower operating expenses at FSS, which were offset by additional expenses related to new FSS programs for customers covering more than 35 different facilities.

Included in the company's operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $9.5 million in fiscal 1999, a decrease of 21.7 percent from $12.1 million in fiscal 1998. Charges from Kennametal as a percentage of net sales were 1.8 percent in fiscal 1999 compared to 2.8 percent in fiscal 1998. The decline in total charges from Kennametal resulted from the reduction in warehouse charges in fiscal 1999 due to the company assuming the operation of several warehouses previously operated by Kennametal, the closure of another commonly operated facility and the assumption of more administrative functions by the company. Such charges are expected to continue to decline slightly in coming years.

INTEREST EXPENSE (INCOME) AND OTHER. The company incurred net interest expense from Kennametal of approximately $0.3 million and net interest income of $2.9 million during fiscal 1999 and 1998, respectively.

The decrease in interest income from fiscal 1998 is due to prior year's investments made from the residual proceeds the company received from its IPO and from increased costs due to prior year acquisitions.

INCOME TAXES AND NET INCOME. The effective tax rate was 39.5 percent in fiscal 1999 compared to 39.0 percent in fiscal 1998. Net income decreased 24.8 percent to $20.4 million in fiscal 1999, as a result of lower-margin sales from acquired companies, an unfavorable product mix, higher operating expenses and higher interest expense.


FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

NET SALES. Net sales for fiscal 1998 were $425.3 million, an increase of 34.5 percent from $316.2 million in fiscal 1997. Net sales increased due to acquisitions, new showrooms, a new distribution center in Germany, expansion of the product offering, further penetration of existing customers and new customers in the United Kingdom. Excluding acquisitions, sales increased 8.8 percent. Additionally, the increase in sales was realized despite a $31.8 million reduction in sales due to the GE contract disengagement.

J&L external sales for fiscal 1998 were $295.6 million, an increase of 68.4 percent from $175.5 million in fiscal 1997. Net sales increased primarily due to the acquisition of six industrial supply companies during fiscal 1998, the opening of four new showrooms, including one distribution center, and the opening of a new distribution center in Germany. Sales also benefited from the addition of more than 10,000 SKUs to the 1998 master catalog, which expanded the product offering to 110,000 SKUs, and further penetration of existing customers. The six acquired companies had annual sales of approximately $137.0 million in their latest fiscal year and provided 21 additional locations, primarily in the Midwestern United States and Texas. Net sales also rose to a lessor extent because of increased sales to new customers in the United Kingdom. Excluding the acquisitions, J&L sales increased 22 percent.

At June 30, 1998, J&L operated 33 showrooms, including nine distribution centers, and 21 other locations added through acquisitions. In the previous year, J&L operated 24 showrooms, including seven distribution centers, and four other locations added through acquisitions.

FSS external sales for fiscal 1998 were $129.7 million, a decrease of 7.8 percent from $140.7 million in fiscal 1997. Excluding the effect of the GE Contract disengagement, sales increased approximately 25 percent. This is due to the growth in new and existing FSS programs. At June 30, 1998, FSS provided programs to 115 customers covering 194 different facilities. This compares to 60 customers covering 120 different facilities at June 30, 1997.

GROSS PROFIT. Gross profit for fiscal 1998 was $147.9 million, an increase of
43.4 percent from $103.2 million in fiscal 1997. Gross margin for fiscal 1998 was 34.8 percent compared to 32.6 percent in fiscal 1997. The gross margin improved due to a more favorable sales mix as well as improved contract pricing on new FSS programs and the positive impact of the GE Contract disengagement. These benefits were partially offset by acquisition-related effects.

The gross profit margin at J&L decreased due to the addition of lower-margin acquisition sales. The FSS gross profit margin increased due to improved contract pricing on new programs and the positive impact of the GE Contract disengagement.

OPERATING EXPENSES. Operating expenses for fiscal 1998 were $106.6 million, an increase of 50.2 percent from $71.0 million in fiscal 1997. Operating expenses as a percentage of net sales were 25.1 percent in fiscal 1998 compared to 22.4 percent in fiscal 1997. Operating expenses at J&L increased while operating expenses at FSS remained relatively flat.

J&L operating expenses increased as a result of acquisitions, including higher amortization of intangible assets, and from higher costs associated with the opening of new showrooms and new distribution centers. New showroom and distribution center opening costs also include additional product promotions, increased direct mail costs and new customer marketing campaigns. Overall, operating expenses at FSS remained flat. The GE Contract disengagement resulted in lower operating expenses which were offset by additional expenses related to new FSS programs for customers covering more than 70 different facilities.

Included in the company's operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $12.1 million in fiscal 1998, an increase of 30.3 percent from $9.3 million in fiscal 1997. Charges from Kennametal as a percentage of net sales were 2.8 percent in fiscal 1998 compared to 2.9 percent in fiscal 1997. The increase in total charges from Kennametal resulted primarily from increased costs to support higher sales volume.

INTEREST EXPENSE (INCOME) AND OTHER. The company earned interest income from Kennametal of approximately $2.9 million during fiscal 1998 due to investments made from the residual proceeds the company received from its IPO and from excess cash.

INCOME TAXES AND NET INCOME. The effective tax rate was 39.0 percent in fiscal 1998 compared to 39.3 percent in fiscal 1997. Net income increased 40.2 percent to $27.1 million in fiscal 1998, as a result of higher sales and an improved gross margin, offset by higher operating expenses.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth summary quarterly financial information for fiscal 1999 and 1998. In the opinion of management, such information has been prepared on the same basis as the consolidated financial statements and reflects all necessary adjustments (consisting of only normal recurring adjustments) for a fair presentation of such unaudited quarterly results when read in conjunction with the consolidated financial statements and notes hereto. The operating results are not necessarily indicative of results for any future period as there can be no assurance that any trends reflected in such results will continue in the future.

QUARTER ENDED:    Sept. 30   Dec. 31  Mar. 31   June 30
---------------------------------------------------------
(in thousands,
except per share data)

FISCAL 1999:
Net sales         $131,762  $133,735 $138,306  $127,839
Gross profit        42,790    42,997   44,066    40,072
Net income           3,724     5,212    6,357     5,067
Basic earnings
  per share           0.15      0.21     0.26      0.21
Diluted earnings
  per share           0.15      0.21     0.26      0.21
---------------------------------------------------------
Fiscal 1998:
Net sales         $ 95,420  $ 93,693 $109,945  $126,290
Gross profit        32,249    34,537   39,146    41,999
Net income           6,769     6,977    7,338     5,992
Basic earnings
  per share           0.27      0.28     0.29      0.24
Diluted earnings
  per share           0.26      0.28     0.29      0.24
---------------------------------------------------------


SEASONALITY

Seasonal variations do not have a major effect on the company's business. However, to varying degrees, traditional summer vacations and holidays often affect the company's sales levels during the first and second quarters of its fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1999, the company's primary capital needs were to fund working capital requirements necessitated by sales growth, the addition of new products and FSS programs, and direct marketing programs in the United Kingdom and in Germany. In fiscal 1998, the company used capital to fund acquisitions, as well as for the capital needs discussed above. The company's primary sources of financing have been cash from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, and in fiscal 1998, the net proceeds from the IPO. The company anticipates that its cash flows from operations and its Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Net cash from operating activities was $10.0 million, $30.0 million and $22.6 million in fiscal 1999, 1998 and 1997, respectively. Compared to the prior year, the decrease in cash from operations in fiscal 1999 resulted primarily from lower net income and higher working capital requirements. This was offset by proceeds from the sale of accounts receivable to Kennametal as a part of Kennametal's accounts receivable securitization program. The increase in cash from operations in fiscal 1998 resulted from higher net income and from lower working capital requirements.

Net cash used for investing activities was $17.8 million, $70.6 million and $7.4 million in fiscal 1999, 1998 and 1997, respectively. The change in net cash used for investing activities in fiscal 1999 resulted from an increase in a note receivable from Kennametal as a result of the accounts receivable securitization program, reduced acquisition activity, offset by decreased capital expenditures related primarily to the new information systems and the relocation of two distribution centers. This was further offset by the proceeds from the divestiture of the Strong Tool Co. steel mill business unit.

In fiscal 1998, the company acquired six industrial supply companies for $57.3 million and made capital expenditures for $12.3 million. The increase in capital expenditures from $2.3 million in fiscal 1997 resulted from the opening of the distribution centers in Kent, Wash. and Germany, coupled with expenditures related to the installation of state-of-the-art conveyor and order selection systems in the newly relocated Elk Grove Village, Ill. and United Kingdom distribution centers.

Similarly, the increase in net cash used for investing activities in fiscal 1997 resulted from the acquisition of two industrial supply companies. The remaining cash used for investing activities in fiscal 1997 was for investments related primarily to capital expenditures for improved information systems and office and computer equipment to accommodate new product offerings and showroom and distribution center openings.

Net cash from (used for) financing activities was $5.5 million, $32.4 million and $(3.0) million in fiscal 1999, 1998 and 1997, respectively. Fiscal 1999 financing activities reflected amounts borrowed under notes payable to banks which were used to fund capital expenditures. The increase in net cash from financing activities in fiscal 1998 was a result of the net proceeds received from the issuance of common stock in connection with the company's IPO. This amount was offset by repayments to Kennametal for amounts previously advanced to the company, repayments of short-term debt and the purchase of treasury stock. Net cash used for financing activities in fiscal 1997 was due to repayments to Kennametal for amounts previously advanced to the company for working capital needs and a dividend paid to Kennametal offset by short-term borrowings. The short-term borrowings were made under the company's line of credit primarily to fund the dividend paid to Kennametal.

On June 18, 1999, Kennametal entered into an agreement with a financial institution whereby Kennametal securitizes, on a continuous basis, an undivided interest in a pool of the company's domestic trade accounts receivable. Pursuant to this agreement, the company sold $18.4 million of its domestic accounts receivable to Kennametal in exchange for a note receivable from Kennametal consistent with the Intercompany Debt/Investment and Cash Management Agreement. The company will continue to sell receivables to Kennametal under this program as collections reduce the accounts receivable previously sold. The company will receive incremental interest income under the Intercompany Debt/Investment and Cash Management Agreement, as well as servicing revenue from the transaction. The costs incurred by the company under this program were $0.2 million as a result of the discount on the sale of the accounts receivable and are accounted for as a component of Interest Expense (Income) and Other.

There were no acquisitions during fiscal 1999. During fiscal 1998, JLK acquired six companies that are engaged in the distribution of metalcutting tools and industrial supplies. The acquired companies have combined annual sales of approximately $137.0 million. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition. Of the proceeds from the company's IPO, $50.4 million were used to fund these acquisitions.

In June 1998, the company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. In 1999 and 1998, the company repurchased 15,000 and 628,700 shares, respectively, of its Class A Common Stock at a total cost of $0.3 million and $14.2 million, respectively. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchases of Class A Common Stock were financed principally by available funds and short-term borrowings.

On July 2, 1997, the company consummated an IPO of 4,897,000 shares of its Class A Common Stock at a price of $20.00 per share. The net proceeds from the IPO were $90.4 million and represented the sale of approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to the dividend paid to Kennametal and $20.0 million to repay Kennametal for the recent acquisitions and income taxes paid for on behalf of the company. Additional net proceeds of $50.4 million were used to make acquisitions in fiscal 1998. Pending such uses, the net proceeds were loaned to Kennametal under an Intercompany Debt/Investment and Cash Management Agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal maintains unused lines of credit to enable it to repay any portion or all of such loans on demand by the company.

The company anticipates that its accounts receivable will continue to increase due to increased sales levels and that inventory levels also will increase due to the addition of new products and FSS programs. The company believes that cash flows from operations will be sufficient to fund future growth and meet planned capital expenditure needs. However, if the company was to make any material acquisitions, the company may be required to utilize the Intercompany Debt/Investment and Cash Management Agreement with Kennametal or obtain debt or equity financing.


YEAR 2000

The company continues to address its exposure relative to year 2000 issues for both information and non-information technology systems. A committee actively monitors the status of the readiness program of the company and its subsidiaries. Overall, the company believes that 85 percent of the tasks identified to remediate the year 2000 exposure have been completed for both information and non-information technology systems, with the remaining tasks targeted for September 1999 completion.

The company completed an assessment regarding the impact of this issue on its existing information systems and determined that while not all systems were year 2000 compliant, these non-compliant systems could be modified to become year 2000 compliant. Due to the fact that the company was operating on several different information systems, the company decided to implement a new business system, HK System's Enterprise Information System (Enterprise System), in order to have all existing operations on one integrated system. The Enterprise System also is year 2000 compliant. The company is implementing the Enterprise System in two phases and, in August 1999, has completed all of the tasks identified to remediate the year 2000 exposure in the initial phase.

The second phase is expected to be initiated in late 1999, and tested and completed thereafter. Due to the timing of the completion of this phase, the company is currently modifying the existing non-compliant business systems to ensure these operations are supported by a year 2000 compliant information system. This modification process is 80 percent complete. Remaining modifications, as well as testing of all modifications, are expected to be completed by the end of September 1999. Management has determined that sufficient internal resources are available and adequate time exists to implement these procedures.

The company also has completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers, embedded technology in equipment used in operations, and other non-information technology items. Any non-compliant systems have been substantially remedied, either through replacement of or modification to the existing systems. Testing of these remedies is expected to be completed by the end of September 1999.

The company estimates the total year 2000 expenditures to be approximately $10.0 to $13.0 million, with the majority being spent on the implementation of the company's new business system. Included in the total costs are expenditures to rectify non-compliant personal computers, embedded technology in equipment used in operations, and various non-information technology items, which are estimated to be $0.2 million. These costs include both internal and external personnel costs related to the assessment, remediation and implementation processes, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned.

Cash flows from operating and financing activities have provided, and should continue to provide, funding for these expenditures. Through June 1999, the company has incurred approximately $8.0 million of the total costs, of which approximately $7.1 million relate to software licenses, software modifications and hardware. The balance of the expenditures will be incurred in fiscal 2000.

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

The company is in the process of developing contingency plans and actions for the year 2000 issues related to both internal and external systems. As part of this planning, the company is evaluating the incremental cost of the contingency alternative as compared to the perceived level of risk for year 2000 problems. In some cases, management has determined that the perceived level of risk does not justify the cost of the contingency alternative. Contingency plans involve consideration of a number of possible actions, including, to the extent necessary or justified, the selection of alternative service providers, purchasing inventory from alternative certified vendors, the increase of safety stock of major product lines and adjustments to staffing strategies. The company will continue to develop and modify these contingency plans throughout 1999 as management monitors and evaluates the progress of the internal and external year 2000 compliance activities.

There can be no guarantee that the efforts of the company or of third parties, whose systems the company relies upon, will completely mitigate a year 2000 problem that could have a material adverse effect on the company's operations or financial results. While such problems could affect important operations of the company and its subsidiaries, either directly or indirectly, in a significant manner, the company cannot at present estimate either the likelihood or the potential cost of such failures. However, the company will continue to aggressively pursue all the year 2000 remediation activities discussed herein.


EFFECTS OF INFLATION

Despite modest inflation in recent years, rising costs continue to affect the company's business. However, the company does not believe that inflation has had a material effect on its results of operations in recent years. The company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.


TERMINATION OF GE CONTRACT

During fiscal 1997, the company finalized its plan of disengagement from an FSS program contract with General Electric Corporation (GE) for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (GE Contract). The operating margin related to the GE Contract was lower than the company's other FSS program contracts. In addition, many of the products provided by the company to GE under the GE Contract fell outside of the company's core focus on metalworking consumables and related products.

As such, after careful evaluation, the company concluded that it was not in its best interest to accede to certain price concessions requested by GE. As a result, GE served notice to the company that the GE Contract would not be renewed for a significant portion of the manufacturing facilities served by the company.

During fiscal 1998 and 1997, the company completed its disengagement from the GE manufacturing sites that were discontinued. Sales to these GE sites totaled $22.9 and $54.7 million in fiscal 1998 and 1997, respectively. In fiscal 1999, the company has not had sales to GE for those manufacturing sites that were discontinued. The company has redeployed its resources related to the GE Contract to take advantage of requests by certain current FSS program customers to ramp-up their existing programs at an increased rate as well as to offer Full Service Supply programs to new customers.


NEW ACCOUNTING STANDARDS

The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," issued in June 1997. This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a financial impact on the company.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. SFAS No. 131 introduced a new model for segment reporting called the management approach. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Accordingly, the company reports two segments consisting of J&L Industrial Supply and Full Service Supply. Segment information for fiscal 1998 and 1997 has been restated to meet the requirements of SFAS No. 131. This new standard did not have a financial impact on the company. See Note 14 to the financial statements for the required disclosures.

In February 1998, SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," was issued. The implementation of SFAS No. 132 in fiscal 1999 revised certain footnote disclosure requirements related to pension and other retiree benefits. The new standard did not have a financial impact on the company. See Note 9 to the financial statements for the required disclosures.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company currently is evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operations of the company.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Note 10 to the financial statements for required disclosures.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE

Selected Quarterly Financial Data (Unaudited) ..............   10

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants ...................   15

Consolidated Statements of Income ..........................   16

Consolidated Balance Sheets ................................   17

Consolidated Statements of Cash Flows ......................   18

Consolidated Statements of Shareowners' Equity .............   19

Notes to Consolidated Financial Statements .................   20

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREOWNERS OF JLK DIRECT DISTRIBUTION INC.

We have audited the accompanying consolidated balance sheets of JLK Direct Distribution Inc. (a Pennsylvania corporation) as of June 30, 1999 and 1998, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JLK Direct Distribution Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
-----------------------
Arthur Andersen LLP
Pittsburgh, Pennsylvania
July 20, 1999

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEAR ENDED JUNE 30,                                               1999             1998              1997
----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                                            $531,642         $425,348          $316,189
Cost of goods sold                                                    361,717          277,417           213,020
----------------------------------------------------------------------------------------------------------------
Gross profit                                                          169,925          147,931           103,169
Operating expenses                                                    135,393          106,623            70,976
----------------------------------------------------------------------------------------------------------------
Operating income                                                       34,532           41,308            32,193
Interest expense (income) and other                                       881           (3,068)              368
----------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                               33,651           44,376            31,825
Provision for income taxes                                             13,291           17,300            12,518
----------------------------------------------------------------------------------------------------------------
Net income                                                           $ 20,360         $ 27,076          $ 19,307
================================================================================================================
Basic earnings per share                                             $   0.83         $   1.08                --
================================================================================================================
Diluted earnings per share                                           $   0.83         $   1.07                --
================================================================================================================
Weighted average shares outstanding                                    24,510           25,138                --
================================================================================================================
Diluted weighted average shares outstanding                            24,513           25,277                --
================================================================================================================
Pro forma basic and diluted net income per share                           --               --          $   0.92
================================================================================================================
Pro forma weighted and diluted average
   shares outstanding                                                      --               --            20,897
================================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

JUNE 30,                                                                                  1999              1998
-----------------------------------------------------------------------------------------------------------------
(in thousands)
ASSETS:
Current assets:
   Cash and equivalents                                                               $  2,807          $  4,715
   Notes receivable from Kennametal                                                     11,611             1,169
   Accounts receivable, less allowance for doubtful
      accounts of $981 and $827, respectively                                           53,680            71,426
   Inventories                                                                         101,770            97,299
   Deferred income taxes                                                                 6,818             5,853
   Other current assets                                                                     52                --
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                                   176,738           180,462
-----------------------------------------------------------------------------------------------------------------
Property, plant and equipment:
   Land and buildings                                                                    6,318             5,152
   Machinery and equipment                                                              27,419            21,379
   Less accumulated depreciation                                                        (8,400)           (6,014)
-----------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                       25,337            20,517
-----------------------------------------------------------------------------------------------------------------
Other assets:
   Intangible assets, net                                                               64,383            71,090
   Deferred tax assets                                                                   7,377             1,658
   Other                                                                                 1,154             1,859
-----------------------------------------------------------------------------------------------------------------
Total other assets                                                                      72,914            74,607
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                          $274,989          $275,586
=================================================================================================================

LIABILITIES:
Current liabilities:
   Notes payable to banks                                                             $  7,737          $  1,915
   Accounts payable                                                                     21,025            36,393
   Due to Kennametal and affiliates                                                      4,609            15,144
   Income taxes payable                                                                  4,903             8,252
   Accrued payroll and vacation pay                                                      3,220             3,567
   Other                                                                                 6,927             5,877
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               48,421            71,148
-----------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                    5,519               144
Other liabilities                                                                        5,175             8,359
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       59,115            79,651
-----------------------------------------------------------------------------------------------------------------

SHAREOWNERS' EQUITY:
Preferred Stock, $.01 par value; 25,000 shares authorized; none issued                      --                --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 issued, 4,273 and 4,288 outstanding                                                49                49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 issued and outstanding                                                           202               202
Additional paid-in capital                                                             182,822           182,822
Retained earnings                                                                       47,436            27,076
Treasury stock, at cost, 644 and 629 shares of Class A Common Stock held               (14,529)          (14,197)
Accumulated other comprehensive loss                                                      (106)              (17)
-----------------------------------------------------------------------------------------------------------------
Total shareowners' equity                                                              215,874           195,935
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareowners' equity                                             $274,989          $275,586
=================================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED JUNE 30,                                              1999               1998               1997
-------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                          $ 20,360           $ 27,076           $ 19,307
   Adjustments for noncash items:
      Depreciation and amortization                                    8,749              5,185              1,768
      Loss on sale of assets                                             177                112                 --
      Noncash transactions with Kennametal                                --                 --              6,266
   Changes in certain assets and liabilities, net of
      effects from acquisitions and divestiture:
      Accounts receivable                                               (811)            (7,799)            (4,074)
      Proceeds from sale of accounts receivable                       18,266                 --                 --
      Inventory                                                       (6,208)           (10,609)            (4,390)
      Accounts payable and accrued liabilities                       (28,115)            16,971              1,377
      Other                                                           (2,465)              (951)             2,383
-------------------------------------------------------------------------------------------------------------------
Net cash flow from operating activities                                9,953             29,985             22,637
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (9,681)           (12,286)            (2,287)
   Notes receivable from Kennametal                                  (10,442)            (1,169)                --
   Acquisitions, net of cash                                              --            (57,341)            (5,106)
   Divestiture                                                         1,617                 --                 --
   Other                                                                 709                179                 --
-------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                          (17,797)           (70,617)            (7,393)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net proceeds from initial public offering of
      Class A Common Stock                                                --             90,430                 --
   Borrowings under (repayments of) notes payable to banks             5,822            (28,064)            27,987
   Repayments of notes payable to Kennametal                              --            (15,805)                --
   Cash dividend paid to Kennametal                                       --                 --            (20,000)
   Purchase of treasury stock                                           (332)           (14,197)                --
   Net cash payments to Kennametal                                        --                 --            (10,968)
-------------------------------------------------------------------------------------------------------------------
Net cash flow from (used for) financing activities                     5,490             32,364             (2,981)
-------------------------------------------------------------------------------------------------------------------

Exchange rate effect on cash                                             446               (105)               135
-------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
Net (decrease) increase in cash and equivalents                       (1,908)            (8,373)            12,398
Cash and equivalents, beginning                                        4,715             13,088                690
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, ending                                        $  2,807           $  4,715           $ 13,088
===================================================================================================================

SUPPLEMENTAL DISCLOSURE:
Income taxes paid                                                   $ 17,491           $ 15,831           $ 12,518
Interest paid                                                            471                 49                368
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FISCAL YEAR ENDED JUNE 30,                                                  1999                1998               1997
-----------------------------------------------------------------------------------------------------------------------
(in thousands)
CLASS A COMMON STOCK:
Balance at beginning of year                                           $      49           $      --           $     --
Initial public offering of 4,897 shares of Class A
   Common Stock, including surrender of 640 shares
   of Class B Common Stock by Kennametal                                      --                  48                 --
Sale and exchange of 20 shares of Class B Common
   Stock for Class A Common Stock by Kennametal                               --                   1                 --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        49                  49                 --
-----------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK:
Balance at beginning of year                                                 202                  --                 --
Exchange of investment by and advances from Kennametal
   for 20,897 shares of Class B Common Stock                                  --                 209                 --
Surrender of 640 shares of Class B Common Stock by Kennametal                 --                  (6)                --
Sale and exchange of 20 shares of Class B Common Stock
   for Class A Common Stock by Kennametal                                     --                  (1)                --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                       202                 202                 --
-----------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                                             182,822                  --                 --
Initial public offering of 4,897 shares of Class A
   Common Stock, including surrender of 640 shares
   of Class B Common Stock by Kennametal                                      --              90,388                 --
Exchange of investment by and advances from Kennametal
   for 20,897 shares of Class B Common Stock                                  --              92,434                 --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                   182,822             182,822                 --
-----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS:
Balance at beginning of year                                              27,076                  --                 --
Net income                                                                20,360              27,076                 --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                    47,436              27,076                 --
-----------------------------------------------------------------------------------------------------------------------

TREASURY STOCK:
Balance at beginning of year                                             (14,197)                 --                 --
Purchase of treasury stock, 15 and 629 shares of Class A
   Common Stock in 1999 and 1998                                            (332)            (14,197)                --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                   (14,529)            (14,197)                --
-----------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year                                                 (17)                 88                (47)
Foreign currency translation adjustments                                     (89)               (105)               135
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      (106)                (17)                88
-----------------------------------------------------------------------------------------------------------------------

INVESTMENTS BY AND ADVANCES FROM KENNAMETAL:
Balance at beginning of year                                                  --              92,643             98,038
Net income                                                                    --                  --             19,307
Dividend                                                                      --                  --            (20,000)
Net cash payments to Kennametal                                               --                  --            (10,968)
Other noncash transactions                                                    --                  --              6,266
Exchange of investment by and advances from Kennametal
   for 20,897 shares of Class B Common Stock                                  --             (92,643)                --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        --                  --             92,643
-----------------------------------------------------------------------------------------------------------------------
Total shareowners' equity, June 30                                     $ 215,874           $ 195,935           $ 92,731
=======================================================================================================================

COMPREHENSIVE INCOME:
Net income                                                             $  20,360           $  27,076           $ 19,307
Foreign currency translation adjustments                                     (89)               (105)               135
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                   $  20,271           $  26,971           $ 19,442
=======================================================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: FORMATION AND NATURE OF BUSINESS

The accompanying consolidated financial statements of JLK Direct Distribution Inc. (the company) include the operations of J&L America, Inc. d/b/a J&L Industrial Supply (J&L), a previously wholly owned subsidiary of Kennametal Inc. (Kennametal), and Full Service Supply (FSS), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the company had no separate legal status or existence. Kennametal incorporated the company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997.

In April 1997, the company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission with respect to an initial public offering (IPO) of the company's Class A Common Stock. In anticipation of the IPO, Kennametal contributed to the company the stock of J&L, including the J&L United Kingdom operations, and the assets and liabilities of Full Service Supply. Immediately prior to the effective date of the IPO, Kennametal exchanged its currently outstanding investment for 20,897,000 shares of Class B Common Stock.

On July 2, 1997, the company consummated an IPO of 4,897,000 shares of its Class A Common Stock at a price of $20.00 per share. The net proceeds from the IPO were $90.4 million and represented the sale of approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in fiscal 1997 and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to pay for fiscal 1998 acquisitions.

In connection with the IPO, Kennametal surrendered to the company 640,000 shares of Class B Common Stock equal to the number of additional shares of Class A Common Stock purchased by the underwriters upon exercise of the underwriters' over-allotment option. In addition, Kennametal sold 20,000 shares of Class B Common Stock at $20.00 per share to one of the members of its and the company's board of directors. The 20,000 shares of Class B Common Stock were subsequently converted on a one-to-one basis to Class A Common Stock. Subsequent to the IPO, 4,917,000 shares of Class A Common Stock were outstanding, and Kennametal held 20,237,000 shares of Class B Common Stock. Kennametal's ownership increased to approximately 83 percent due to treasury stock purchases made by the company since the IPO.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented below to assist in evaluating the company's financial statements.

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

For periods prior to fiscal 1998, the accompanying consolidated financial statements consist of the financial statements of the company as described in
Note 1. These statements are presented as if the company had existed as a corporation separate from Kennametal and include the historical assets, liabilities, sales and expenses directly related to the company's operations that were either specifically identifiable or allocable. Shareowners' equity (which represents Kennametal's 100 percent interest prior to the IPO) comprises both investments by and non-interest bearing advances from Kennametal. In connection with the IPO which was consummated on July 2, 1997, such amounts were included as part of the company's permanent equity capitalization. All operating expenses related to the company have been appropriately reflected in the company's consolidated financial statements. All material transactions between entities included in the consolidated financial statements have been eliminated.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS. Temporary cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents consist principally of investments in money market funds and certificates of deposit.

For periods prior to fiscal 1998, cash equivalents include the company's position in Kennametal's centralized cash management system (see Note 12).

NOTES RECEIVABLE FROM KENNAMETAL. For fiscal 1999 and 1998, notes receivable from Kennametal reflect the company's position in Kennametal's centralized cash management system (see Note 12).

INVENTORIES. Inventories are carried at the lower of cost using the first-in, first-out (FIFO) method or market.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in net income. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from three to 40 years.

ADVERTISING AND CATALOG COSTS. Advertising costs are expensed as incurred. The costs of producing and distributing the company's catalog are initially deferred and included in other assets in the company's balance sheet. These catalog costs are generally amortized to expense in the year incurred.

INTANGIBLE ASSETS. Goodwill includes an allocation from Kennametal for the excess of costs over the fair value of net assets acquired related to the historical acquisition costs of the company and includes the excess of cost over net assets of acquired companies. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. The company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Other intangible assets arising from acquisitions consist of employee retention and non-compete agreements and are being amortized over the life of the agreements which range from three to five years.

COMMON STOCK. The holders of Class A Common Stock and Class B Common Stock generally have identical rights, except that holders of Class A Common Stock are entitled to one vote per share, while holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by the company's shareowners.

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

For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased by 2,622 and 139,283 in 1999 and 1998, respectively, due to the dilutive effect of unexercised stock options.

For periods prior to 1998, pro forma basic and diluted earnings per share were computed using the pro forma weighted and diluted average number of shares outstanding during the period. Pro forma weighted and diluted average common shares outstanding are presented on a basis that gives pro forma effect to the issuance of the Class B Common Stock.

REVENUE RECOGNITION. The company recognizes revenue from product sales upon transfer of title to the customer.

PRE-OPENING COSTS. Pre-opening costs related to showrooms, distribution centers and new integrated supply contracts are expensed as incurred.

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

FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the company's international operations are translated into U.S. dollars using year-end exchange rates, while sales and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive loss.

NEW ACCOUNTING STANDARDS. The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," issued in June 1997. This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a financial impact on the company.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. SFAS No. 131 introduced a new model for segment reporting called the management approach. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Accordingly, the company reports two segments consisting of J&L Industrial Supply and Full Service Supply. Segment information for fiscal 1998 and 1997 has been restated to meet the requirements of SFAS No. 131. This new standard did not have a financial impact on the company.

In February 1998, SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," was issued. The implementation of SFAS No. 132 in fiscal 1999 revised certain footnote disclosure requirements related to pension and other retiree benefits. The new standard did not have a financial impact on the company.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company is currently evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operations of the company.

RECLASSIFICATIONS. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.


NOTE 3: ACQUISITIONS

During fiscal 1998 and 1997, the company acquired the following distributors of metalcutting tools and industrial supplies:

                                                  ACQUISITION
DATE ACQUIRED   ACQUISITION                       HEADQUARTERS
------------------------------------------------------------------------
Fiscal 1998:
October 1997    Car-Max Tool & Cutter, Inc.       Rockford, Ill.
December 1997   GRS Industrial Supply Co.         Grand Rapids, Mich.
January 1998    Production Tools Sales, Inc.      Dallas, Texas
March 1998      Dalworth Tool & Supply, Inc.      Arlington, Texas
March 1998      ATS Industrial Supply Co.         Salt Lake City, Utah
May 1998        Strong Tool Co.                   Cleveland, Ohio
------------------------------------------------------------------------
Fiscal 1997:
April 1997      Strelinger Company                Troy, Mich.
May 1997        Mill & Abrasive Supply, Inc.      Roseville, Mich.
------------------------------------------------------------------------

There were no acquisitions during fiscal 1999. All acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired for the acquisitions was approximately $39.9 million and $3.6 million for fiscal 1998 and 1997, respectively, which has been recorded as goodwill. The net purchase price of the acquisitions was allocated as follows:

                                    1998           1997
(in thousands)              ACQUISITIONS   ACQUISITIONS
--------------------------------------------------------
Current assets                  $ 38,360       $ 12,660
Property, plant & equipment        3,431          1,687
Other long-term assets               590            250
Goodwill                          39,850          3,629
Current liabilities              (24,890)       (13,120)
--------------------------------------------------------
Purchase price, net of cash     $ 57,341       $  5,106
========================================================

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

In connection with the acquisitions, the company also entered into employee retention and non-compete agreements which amounted to approximately $6.6 million and $4.1 million for the acquisitions consummated in 1998 and 1997, respectively, which have been accounted for as noncash transactions. The liability for these agreements at June 30, 1999 and 1998 recorded in other current liabilities was $2.5 million and $2.8 million, respectively, and in other liabilities was $2.9 million and $6.5 million, respectively.


NOTE 4: ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

On June 18, 1999, Kennametal entered into an agreement with a financial institution whereby Kennametal securitizes, on a continuous basis, an undivided interest in a pool of the company's domestic trade accounts receivable. Pursuant to this agreement, the company sold $18.4 million of its domestic accounts receivable to Kennametal, in exchange for a note receivable from Kennametal consistent with the Intercompany Debt/Investment and Cash Management Agreement.

The costs incurred by the company under this program were $0.2 million as a result of the discount on the sale of the receivables and are accounted for as a component of Interest Expense (Income) and Other.


NOTE 5: INTANGIBLE ASSETS

Intangible assets consisted of the following:


(in thousands)                         1999        1998
--------------------------------------------------------
Goodwill                           $ 68,772    $ 68,766
Other intangible assets               9,203      10,555
--------------------------------------------------------
                                     77,975      79,321
Accumulated amortization            (13,592)     (8,231)
--------------------------------------------------------
Intangible assets--net             $ 64,383    $ 71,090
========================================================


NOTE 6: NOTES PAYABLE AND LINES OF CREDIT

Notes payable to banks represent short-term borrowings under credit lines obtained with United States and international commercial banks. These credit lines totaled approximately $28.9 million at June 30, 1999, of which $17.0 million was unused. The weighted average interest rate for borrowings was 6.0 percent and 8.25 percent at June 30, 1999 and 1998, respectively.

On April 3, 1998, the company entered into an agreement whereby the company, through J&L, is a co-guarantor with Kennametal on a GBP 13.5 million
($21.6 million equivalent) line of credit with a bank. This line of credit supports Kennametal's and JLK's operations in the United Kingdom. Interest payable under the line of credit is based on one of the following rates, depending upon the manner in which the credit facility is used: the Bank's base rate, as defined in the credit facility, plus 1%, for overdrafts; or LIBOR plus 0.9%, for short-term borrowings. The effective rate was 6.0 and 8.5 percent at June 30, 1999 and 1998, respectively. In fiscal 1999, this line of credit was renewed which resulted in an extension of the maturity to June 30, 2000. At June 30, 1999 and 1998, total outstanding borrowings under this facility were $11.9 million, of which $7.7 million and $1.8 million, respectively, was borrowed directly by JLK, and is included in Notes Payable to Banks.

On January 8, 1998, the company, through J&L, obtained a DM 10.0 million ($5.3 million equivalent) line of credit with a bank to support its German operations. This line of credit is guaranteed by Kennametal, is due 30 days subsequent to any termination of this guarantee by Kennametal, and bears interest at 3.5 percent. At June 30, 1999 and 1998, no amounts were outstanding under this credit facility.

The company, through J&L, has available a credit facility with a bank aggregating $2.0 million, with interest payable at the prevailing prime interest rate. The credit facility may be terminated at the option of the bank or the company. At June 30, 1999 and 1998, no amounts were outstanding under the credit facility.


NOTE 7: LEASES

The majority of the operations of the company are conducted on leased premises, some of which are leased from related parties. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to the year 2013. At June 30, 1999, approximate minimum annual rentals on such leases are as follows:

                    TOTAL (INCLUDING
                       RELATED PARTY      RELATED PARTY
(in thousands)          COMMITMENTS)        COMMITMENTS
-------------------------------------------------------
2000                          $5,325             $1,164
2001                           3,614                609
2002                           2,552                113
2003                           2,060                113
2004                           1,656                113
2005 and thereafter            6,019                318
-------------------------------------------------------

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for the fiscal years ended 1999, 1998 and 1997 was approximately $6.0 million, $5.6 million and $2.8 million, respectively, including approximately $1.4 million, $1.8 million and $1.2 million, respectively, paid to related parties. In the opinion of the company's management, these leases with related parties are on terms that approximate fair market value.


NOTE 8: INCOME TAXES

Income (loss) before income taxes and the provision for income taxes consisted of the following:

(in thousands)                     1999            1998           1997
-----------------------------------------------------------------------
Income (loss) before
  provision for
  income taxes:
   United States               $ 36,491        $ 45,786       $ 32,716
   International                 (2,840)         (1,410)          (891)
-----------------------------------------------------------------------
Total income before
   provision for
   income taxes                $ 33,651        $ 44,376       $ 31,825
=======================================================================
Current income taxes:
   Federal                     $ 13,100        $ 17,600       $ 11,410
   State                          1,500           2,100          1,709
-----------------------------------------------------------------------
   Total                         14,600          19,700         13,119
=======================================================================
Deferred income taxes            (1,309)         (2,400)          (601)
-----------------------------------------------------------------------
Provision for
   income taxes                $ 13,291        $ 17,300       $ 12,518
=======================================================================
Effective tax rate                 39.5%           39.0%          39.3%
=======================================================================

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:


(in thousands)                    1999             1998            1997
-----------------------------------------------------------------------
Income taxes at U.S.
   statutory rate             $ 11,777         $ 15,532         $11,139
State income taxes,
   net of federal
   tax benefits                    901            1,445           1,064
Nondeductible goodwill             509              409             237
Foreign earnings rate
   differential                   (100)            (240)             --
Other                              204              154              78
-----------------------------------------------------------------------
Provision for
   income taxes               $ 13,291         $ 17,300         $12,518
=======================================================================

Deferred tax assets and liabilities consisted of the following:

(in thousands)                                1999           1998
------------------------------------------------------------------
Deferred tax assets (liabilities):
   Inventory valuation and reserves        $ 4,078         $ 4,384
   Net operating loss carryforwards          1,572             862
   Accrued vacation and workers
      compensation                             853             985
   Deductible goodwill                         585             340
   Pension benefits                            455             453
   Postretirement benefits                     347             255
   Bad debts                                   335             299
   Other                                     1,195             147
   Property, plant and equipment              (744)           (358)
------------------------------------------------------------------
Net deferred tax asset                     $ 8,676         $ 7,367
==================================================================

Included in deferred tax assets at June 30, 1999 are unrealized tax benefits totaling $1.6 million related to net operating loss carryforwards in Germany, which can be carried forward indefinitely.


NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFITS

For pension benefits, the company participates in Kennametal's Retirement Income Plan (the Plan) which covers substantially all of the company's employees. The benefits provided by the Plan are measured by length of service, compensation and other factors and are funded by a trust established under the Plan. The Kennametal Plan is currently overfunded and complies with the funding requirements of ERISA. Plan assets consist principally of common stocks, corporate bonds and U.S. government securities. It is not practicable to determine the funded status of the portion of the Plan that relates to the company. On an overall basis, the funded assets of the Plan were in excess of the projected benefit obligation as of June 30, 1999 and 1998.

For postretirement benefits, the company participates in Kennametal's sponsored plan whereby Kennametal provides varying levels of postretirement health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the company. These benefits are currently unfunded.

The components of net pension and postretirement cost for the company's portion of the Plan were as follows:

                                                         OTHER POST-
                          PENSION BENEFITS           RETIREMENT BENEFITS
-------------------------------------------------------------------------
(in thousands)       1999      1998        1997     1999    1998     1997
-------------------------------------------------------------------------
Service cost        $ 689     $ 623     $   601     $114    $ 55     $ 74
Interest cost         261       240         332       44      26       28
Return on
   plan assets       (609)     (901)     (1,110)      --      --       --
Net amortization
   and deferral      (191)      252         471       12      (3)       1
-------------------------------------------------------------------------
Net costs           $ 150     $ 214     $   294     $170    $ 78     $103
=========================================================================

The company also participates in Kennametal's 401(k) Thrift Plan for employees. The charge to operations incurred by the company for contributions totaled $1.0 million, $0.7 million and $0.5 million in fiscal 1999, 1998 and 1997, respectively.


NOTE 10: FINANCIAL INSTRUMENTS

FAIR VALUE. The company had $2.8 million and $4.7 million in cash and equivalents at June 30, 1999 and 1998, respectively, which approximates fair value because of the short maturity of these investments.

The estimated fair value of notes payable to banks approximated $7.7 million and $1.9 million at June 30, 1999 and 1998, respectively. Fair value was determined using discounted cash flow analysis and the company's incremental borrowing rates for similar types of arrangements.

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable. With respect to trade accounts receivable, concentrations of credit risk are somewhat reduced because the company serves numerous customers in many industries and geographic areas. As of June 30, 1999 and 1998, receivables with the company's five largest accounts represented 26 percent and 20 percent, respectively, of total accounts receivable (see Note 11).


NOTE 11: SIGNIFICANT CUSTOMERS

In both fiscal 1999 and 1998, no customers accounted for more than 10 percent of the company's total sales. During 1997, sales to one customer amounted to 17 percent of total sales.

During fiscal 1997, the company finalized its plan of disengagement from an FSS program contract with General Electric Corporation (GE) for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (the GE Contract). The operating margin related to the GE Contract was lower than the company's other FSS program contracts. In addition, many of the products provided by the company to GE under the GE Contract fell outside of the company's core focus on metalworking consumables and related products.

As such, after careful evaluation, the company concluded that it was not in its best interest to accede to certain price concessions requested by GE. As a result, GE served notice to the company that the GE Contract would not be renewed for a significant portion of the manufacturing facilities served by the company.

During fiscal 1998 and 1997, the company completed its disengagement from the GE manufacturing sites that were discontinued. Sales to these GE sites totaled $22.9 million and $54.7 million in fiscal 1998 and 1997, respectively. In fiscal 1999, the company has not had any sales to GE for those manufacturing sites that were discontinued. The company has redeployed its resources related to the GE Contract to take advantage of requests by certain current FSS program customers to ramp-up their existing programs at an increased rate as well as to offer FSS programs to new customers.

NOTE 12: RELATED PARTY TRANSACTIONS

The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows:


(in thousands)             1999        1998        1997
-------------------------------------------------------
Purchases from
   Kennametal and
   subsidiaries         $38,625     $40,700     $30,918
Sales to Kennametal
   and subsidiaries      13,130      10,583      12,361
=======================================================

The company and Kennametal have entered into a number of agreements, which became effective upon completion of the IPO, for the purpose of defining certain relationships between the two companies. As a result of Kennametal's ownership interest in the company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arm's-length negotiations. Management believes that the fees charged by Kennametal are reasonable and such fees are representative of the expenses that the company would incur on a stand-alone basis. The agreements primarily have initial terms of ten years. Costs charged to the company by Kennametal under these agreements were as follows:

(in thousands)                         1999          1998
---------------------------------------------------------
Administrative services agreement    $5,555       $ 6,308
Warehousing agreement                 3,705         5,352
Shared facilities agreement             109           329
Lease agreement                         106           106
---------------------------------------------------------
Total costs charged by Kennametal    $9,475       $12,095
=========================================================

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

WAREHOUSING AGREEMENTS. The company and Kennametal entered into separate warehousing agreements with respect to (i) Kennametal distribution centers and warehouses that store products for the company and (ii) company distribution centers and warehouses that store products for Kennametal. The terms of each warehousing agreement provide for the warehouser to store the warehousee's products in the warehouses, segregated and separate from the warehouser's products and upon request by the warehousee to ship its products from these warehouses to the warehousee's customers. The warehousee pays to the warehouser a charge for each of the products picked, packed and shipped based upon an allocation of costs (including overhead) incurred by the warehouser at these warehouses.

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

PRODUCT SUPPLY AGREEMENT. The company and Kennametal entered into a product supply agreement pursuant to which Kennametal supplies and the company purchases from Kennametal all of the company's requirements for metalworking consumables and related products direct-marketed by the company, and Kennametal further agreed to supply all metalworking consumables and related products requested pursuant to FSS programs, except as otherwise agreed from time to time between the company and Kennametal. The company is entitled to purchase products for its direct-marketing business at prices discounted from Kennametal's published price for each such product depending upon the volume of each such product purchased by the company.

TAX-SHARING AGREEMENT. Pursuant to the tax-sharing agreement, the company makes payments to Kennametal determined as though the company were to file separate federal, state and local income tax returns.

TRADEMARK LICENSE AGREEMENT. The company and Kennametal entered into a trademark license agreement which provides, among other things, for the grant to the company by Kennametal of a non-exclusive license to use the trademarks service marks, trade names and other intellectual property of Kennametal in connection with the company's business. The company has also granted to Kennametal a non-exclusive license to use the company's trademarks service marks and trade names on terms similar to those granted by Kennametal to the company.

INDEMNIFICATION AGREEMENT. Under the indemnification agreement, subject to limited exceptions, the company is required to indemnify Kennametal and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the Offering, including liabilities arising out of or based upon alleged misrepresentations in or omissions from the Registration Statement. The indemnification agreement also provides that each party thereto (the Indemnifying Party) will indemnify the other party thereto and its directors, officers, employees, agents and representatives (the Indemnified Party) for liabilities that may be incurred by the Indemnified Party relating to, resulting from or arising out of: (i) the businesses and operations conducted or formerly conducted, or assets owned or formerly owned, by the Indemnifying Party and its subsidiaries (except, in the case where Kennametal is the Indemnifying Party, such businesses, operations and assets of the company and its subsidiaries); or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering, except to the extent caused by the Indemnified Party. The indemnification agreement also provides that the company will indemnify Kennametal for any liabilities incurred under guarantees of leases.

NON-COMPETITION AND CORPORATE OPPORTUNITIES ALLOCATION AGREEMENT. Pursuant to a non-competition and corporate opportunities allocation agreement (the Corporate Opportunities Agreement) entered into between Kennametal and the company: (i) Kennametal agrees for as long as the other intercompany agreements remain in effect (whose term is ten years) (A) not to compete with the company in the business of direct marketing of a broad range of metalworking consumables and related products through catalogs, monthly promotional flyers, additional mailings and advertisements, telemarketing efforts, direct-sales efforts and showrooms targeted at small- and medium-sized metalworking shops, nor in the supply of consumable tooling and related metalworking products at designated manufacturing plants of large industrial customers through integrated supply programs (the Base Business), except where the company has been offered by Kennametal or its affiliates or a third party, the right to acquire a business which falls under the Base Business at fair market value, and the company's Board of Directors has determined, for whatever reason, that the company shall not acquire such business, and (B) not to sell, offer to sell, distribute or otherwise make available Kennametal manufactured and branded products to anyone who intends to direct market such products and therefore competes with the company's direct-marketing program except, with respect to those contracts, arrangements or relationships in existence on the date of the Corporate Opportunities Agreement or with the prior written consent of the company; and
(ii) the company has agreed for as long as the other intercompany agreements remain in effect not to sell, offer to sell, distribute or otherwise make available any products which compete directly or indirectly with Kennametal without the prior written consent of Kennametal, except in connection with the provision of integrated industrial supply programs as may be required specifically by customers thereof.

INTERCOMPANY DEBT/INVESTMENT AND CASH MANAGEMENT AGREEMENT. The company and Kennametal entered into an Intercompany Debt/Investment and Cash Management Agreement (the Cash Management Agreement) under which the company will continue to participate in Kennametal's centralized cash management system. The Cash Management Agreement provides for a daily transfer from the company's cash accounts to Kennametal's centralized cash accounts and daily funding of the disbursements of the company from such Kennametal cash account. The company receives interest on net cash flows to Kennametal's centralized cash accounts and is charged interest on net borrowings from the Kennametal centralized cash accounts at a rate equal to the interest rate available to Kennametal from outside sources for short-term borrowings or investments, depending upon the overall position of the centralized cash accounts. The company pays for this service pursuant to the Administrative Services Agreement and reimburses Kennametal for an allocable portion of Kennametal's facility and/or commitment fees under its credit lines. Total net interest expense under the Agreement amounted to $0.3 million in fiscal 1999, while interest income amounted to $2.9 million in fiscal 1998.

CORPORATE AGREEMENT. The company and Kennametal entered into a corporate agreement under which the company grants to Kennametal a continuing option, transferable, in whole or in part, to any of its affiliates, to purchase, under certain circumstances, additional shares of Class B Common Stock or Class A Common Stock (the Stock Option). The Stock Option may be exercised by Kennametal simultaneously with the issuance of any equity security of the company or immediately prior to a Tax-Free Spin-Off to the extent necessary to maintain its then-existing percentage of the total voting power and economic value of the company at 80 percent of all outstanding Common Stock or, in connection with a Tax-Free Spin-Off, in order to acquire stock ownership necessary to effect a Tax-Free Spin-Off. The purchase price of the shares of Common Stock purchased upon any exercise of the Stock Option, subject to certain exceptions, will be based on the market price of the Class A Common Stock.

For the fiscal year ending June 30, 1997, the company received from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the company are reflected in operating expenses in the accompanying statements of income totaling $9.3 million in fiscal 1997.

Kennametal will continue to provide services to the company in the future in accordance with the terms of the intercompany agreements. The amounts charged pursuant to these intercompany agreements reflect the actual costs of providing these services. The company periodically remits cash to Kennametal in payment of such operating expense allocations.


NOTE 13: STOCK OPTION AND INCENTIVE PLAN

Effective June 27, 1997, the company adopted a stock option and incentive plan (the Plan) under which directors, officers and employees of the company or Kennametal may be granted options to purchase shares of Class A Common Stock. The Plan authorizes the issuance of up to 2,000,000 shares of Class A Common Stock. Options are granted at fair market value at the date of grant and are exercisable under specified conditions for up to 10 years from the date of grant. Under provisions of the Plan, participants may deliver to the company stock in payment of the option price and receive credit for the fair market value of the shares of Class A Common Stock delivered on the date of delivery.

Under the Plan, shares may also be awarded to eligible employees without payment. The Plan specifies that such shares are to be awarded in the name of the employee, who will then have all the rights of a shareowner, subject to certain restrictions or forfeitures.

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

If compensation cost had been determined based on the value of options granted, consistent with the methodology in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands,
except per share amounts)  1999       1998         1997
-------------------------------------------------------
Net income:
   As reported          $20,360     $27,076     $19,307
   Pro forma             20,268      26,890      17,271
Basic earnings
  per share:
   As reported          $  0.83     $  1.08         --
   Pro forma               0.83        1.07         --
Diluted earnings
  per share:
   As reported          $  0.83     $  1.07         --
   Pro forma               0.83        1.06         --
Pro forma basic and
  diluted net income
  per share:
   As reported               --          --     $ 0.92
   Pro forma                 --          --       0.82
------------------------------------------------------

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                             1999        1998        1997
---------------------------------------------------------

Risk-free interest rate      4.37%       5.85%       6.49%
Expected life (years)           5           5           5
Expected volatility         40.00%      35.00%      30.00%
Expected dividend yield        --           --         --
---------------------------------------------------------

A summary of stock option activity for 1999, 1998 and 1997 is set forth below:

                                                1999                          1998                          1997
                                     ------------------------      ------------------------      ------------------------
                                                     WEIGHTED                      WEIGHTED                      WEIGHTED
                                                      AVERAGE                       AVERAGE                       AVERAGE
                                     OPTIONS   EXERCISE PRICE      OPTIONS   EXERCISE PRICE      OPTIONS   EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning
  of year                            553,500           $20.90      513,500           $20.00           --               --
Granted                              144,000            11.17       40,000            32.42      513,500           $20.00
Exercised                                 --               --           --               --           --               --
Lapsed and forfeited                (154,000)           21.96           --               --           --               --
-------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year     543,500           $18.02      553,500           $20.90      513,500           $20.00
=========================================================================================================================
Options exercisable, end of year     439,500           $19.56      513,500           $20.00           --               --
=========================================================================================================================
Weighted average fair value of
  options granted during the year                      $ 4.65                        $13.19                        $ 6.50
=========================================================================================================================

Stock options outstanding at June 30, 1999:


                       OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
--------------------------------------------------------------------             --------------------------
                              WEIGHTED AVERAGE
                                     REMAINING
      RANGE OF                     CONTRACTUAL      WEIGHTED AVERAGE                       WEIGHTED AVERAGE
EXERCISE PRICES      OPTIONS      LIFE (YEARS)        EXERCISE PRICE             OPTIONS     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------
        $ 9.78        30,000              9.82                $ 9.78              30,000             $ 9.78
         11.53       104,000              9.33                 11.53                  --                 --
         20.00       393,500              7.99                 20.00             393,500              20.00
         26.94        16,000              8.07                 26.94              16,000              26.94
-----------------------------------------------------------------------------------------------------------
                     543,500              8.35                $18.02             439,500             $19.56
===========================================================================================================

NOTE 14: SEGMENT DATA

The company reports two segments consisting of J&L Industrial Supply (J&L) and Full Service Supply (FSS). Segment selection was based upon internal organization structure, the way in which management organizes segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.

Intersegment sales are accounted for at cost plus a percentage to cover expenses to distribute the product. Corporate level expenses and certain capital expenditures and the related depreciation expense are not allocated to the two segments and are included entirely in the J&L segment.

In the J&L segment, the company provides metalworking consumables and related products to small-, medium-, and large-sized manufacturers in the United States, the United Kingdom and Germany. J&L markets products and services through annual mail-order catalogs and monthly sale flyers, telemarketing, retail stores, the Internet and field sales.

In the FSS segment, the company provides metalworking consumables and related products to medium- and large-sized manufacturers in the United States. FSS offers integrated supply programs that provide inventory management systems, just-in-time availability and programs that focus on total cost savings.


Segment detail is summarized as follows:

(in thousands)                             1999          1998          1997
---------------------------------------------------------------------------
External sales:
   J&L                                 $400,340     $ 295,618      $175,530
   FSS                                  131,302       129,730       140,659
---------------------------------------------------------------------------
   Total external sales                $531,642     $ 425,348      $316,189
===========================================================================
Intersegment sales:
   J&L                                 $  2,435     $   1,505      $    534
   FSS                                       --            --            --
---------------------------------------------------------------------------
   Total intersegment sales            $  2,435     $   1,505      $    534
===========================================================================
Total sales:
   J&L                                 $402,775     $ 297,123      $176,064
   FSS                                  131,302       129,730       140,659
---------------------------------------------------------------------------
   Total sales                         $534,077     $ 426,853      $316,723
===========================================================================
Operating income:
   J&L                                 $ 21,762     $  27,854      $ 21,935
   FSS                                   12,770        13,454        10,258
---------------------------------------------------------------------------
   Total operating income              $ 34,532     $  41,308      $ 32,193
===========================================================================
Interest expense (income)
  and other                                 881        (3,068)          368
---------------------------------------------------------------------------
Income before provision
  for income taxes                     $ 33,651     $  44,376      $ 31,825
===========================================================================
Depreciation and
  amortization:
   J&L                                 $  8,458     $   4,969      $  1,481
   FSS                                      291           216           287
---------------------------------------------------------------------------
   Total depreciation
     and amortization                  $  8,749     $   5,185      $  1,768
===========================================================================
Total assets:
   J&L                                 $205,803     $ 212,457      $121,425
   FSS                                   69,186        63,129        44,063
---------------------------------------------------------------------------
   Total assets                        $274,989     $ 275,586      $165,488
===========================================================================
Capital expenditures:
   J&L                                 $  9,441     $  12,222      $  2,261
   FSS                                      240            64            26
---------------------------------------------------------------------------
   Total capital
     expenditures                      $  9,681     $  12,286      $  2,287
===========================================================================

Sales outside of the United States were approximately $21.8 million, $17.1 million and $10.0 million during fiscal 1999, 1998 and 1997, respectively. Total assets outside of the United States were approximately $18.2 million, $14.1 million and $6.6 million at June 30, 1999, 1998 and 1997, respectively. These sales were principally to customers in the United Kingdom and Germany and the assets were located in the United Kingdom and Germany.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth under the captions "Election of Directors" and "Executive Officers of the Registrant" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1999 (1999 Proxy Statement).


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1999 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Common Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1999 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the table under the caption "Election of Directors" and the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

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

          Schedule II--Valuation and Qualifying Accounts for the Three Years Ended June 30, 1999

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

               (10.5) Non-Competition and Corporate Opportunities Allocation Agreement (incorporated by reference to Exhibit 10.e of Amendment No. 1 to the company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

               (10.6) Shared Facilities Agreements (incorporated by reference to
          Exhibit 10.f of Amendment No. 1 to the company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

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

               (10.12) 1997 JLK Direct Distribution Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.l of the company's December 31, 1997 Form 10-Q).

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

               (10.16) JLK Direct Distribution Inc. Employment Agreement with Michael W. Ruprich (incorporated by reference to Exhibit 10.16 of the company's June 30, 1998 Form 10-K).

               (10.17) Severance Agreement with former Executive Officer dated February 25, 1999 (incorporated by reference to Exhibit 10.1 of the company's March 31, 1999 Form 10-Q).

          (21) SUBSIDIARIES OF THE REGISTRANT

               Filed herewith.

          (27) FINANCIAL DATA SCHEDULE

               Filed herewith.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JLK DIRECT DISTRIBUTION INC.

By /s/ DIANA L. SCOTT
   ------------------
Diana L. Scott
Vice President, Chief Financial Officer and Treasurer

Date: September 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                              DATE
-------------------------------------------------------------------------------------------------------------
/s/ WILLIAM R. NEWLIN                                Chairman of the Board              September 23, 1999
---------------------
William R. Newlin


/s/ RICHARD J. ORWIG                                 President, Chief Executive         September 23, 1999
--------------------                                 Officer and Director
Richard J. Orwig


/s/ DIANA L. SCOTT                                   Vice President, Chief Financial    September 23, 1999
------------------                                   Officer and Treasurer
Diana L. Scott


/s/ RICHARD C. ALBERDING                             Director                           September 23, 1999
------------------------
Richard C. Alberding


/s/ JEFFERY M. BOETTICHER                            Director                           September 23, 1999
-------------------------
Jeffery M. Boetticher


/s/ IRWIN L. ELSON                                   Director                           September 23, 1999
------------------
Irwin L. Elson


/s/ H. PATRICK MAHANES, JR.                          Director                           September 23, 1999
---------------------------
H. Patrick Mahanes, Jr.


/s/ ALOYSIUS T. MCLAUGHLIN, JR.                      Director                           September 23, 1999
-------------------------------
Aloysius T. McLaughlin, Jr.


/s/ MARKOS I. TAMBAKERAS                             Director                           September 23, 1999
------------------------
Markos I. Tambakeras

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS ON
SUPPLEMENTAL SCHEDULE

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of JLK Direct Distribution Inc., included in this Form 10-K, and have issued our report thereon dated July 20, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule listed in Item 14-a2 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
-----------------------
Arthur Andersen LLP
Pittsburgh, Pennsylvania
July 20, 1999



SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1999


                                     BALANCE AT   CHARGED TO                                 DEDUCTIONS
                                      BEGINNING    COSTS AND                         OTHER         FROM   BALANCE AT
DESCRIPTION                             OF YEAR    EXPENSES     RECOVERIES  ADJUSTMENTS(a)   RESERVES(b)  END OF YEAR
---------------------------------------------------------------------------------------------------------------------
1999
  Allowance for doubtful accounts      $827,416     $856,894       $68,328       $  5,709    $(777,509)    $980,838
---------------------------------------------------------------------------------------------------------------------
1998
  Allowance for doubtful accounts      $285,950     $515,002       $26,176       $499,538    $(499,250)    $827,416
---------------------------------------------------------------------------------------------------------------------
1997
  Allowance for doubtful accounts      $218,487     $407,091            --             --    $(339,628)    $285,950
---------------------------------------------------------------------------------------------------------------------

(a) Represents foreign currency translation adjustment and reserves acquired through business combinations in fiscal 1998.

(b)  Represents uncollected accounts charged against the allowance.

                                  EXHIBIT INDEX

Exhibit
   No.                                                                    Reference
   ---                                                                    ---------

    3.1  Amended and Restated Articles of              Incorporated herein by reference to Exhibit 3.a of
         Incorporation                                 Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

    3.2  By-laws                                       Incorporated herein by reference to Exhibit 3.b of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.1  Administrative Services Agreement             Incorporated herein by reference to Exhibit 10.a of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.2  Corporate Agreement                           Incorporated herein by reference to Exhibit 10.b of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.3  Indemnification Agreement                     Incorporated herein by reference to Exhibit 10.c of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.4  Intercompany Debt/Investment and              Incorporated herein by reference to Exhibit 10.d of
         Cash Management Agreement                     Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.5  Non-Competition and Corporate                 Incorporated herein by reference to Exhibit 10.e of
         Opportunities Allocation Agreement            Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

Exhibit
   No.                                                                    Reference
   ---                                                                    ---------

   10.6  Shared Facilities Agreements                  Incorporated herein by reference to Exhibit 10.f of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.7  Tax Sharing Agreement                         Incorporated herein by reference to Exhibit 10.g of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.8  Trademark License Agreement                   Incorporated herein by reference to Exhibit 10.h of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

   10.9  Warehousing Agreements                        Incorporated herein by reference to Exhibit 10.i of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

  10.10  Lease Agreement                               Incorporated herein by reference to Exhibit 10.j of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

  10.11  Product Supply Agreement                      Incorporated herein by reference to Exhibit 10.k of
                                                       Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

  10.12  1997 JLK Direct Distribution Inc.             Incorporated herein by reference to Exhibit 10.1 of
         Stock Option and Incentive Plan               the company's December 31, 1997 Form 10-Q.

  10.13  Kennametal Inc. Supplemental                  Incorporated herein by reference to Exhibit 10.m of
         Executive Retirement Plan                     Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

Exhibit
   No.                                                                    Reference
   ---                                                                    ---------

  10.14  Kennametal Inc. Employment                    Incorporated herein by reference to Exhibit 10.n of
         Agreement with Michael Ruprich                Amendment No. 1 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 4, 1997.

  10.15  JLK Direct Distribution Inc.                  Incorporated herein by reference to Exhibit 10.s of
         Management Bonus Plan                         Amendment No. 2 to the company's Registration
                                                       Statement on Form S-1 (No. 333-25989) filed with the
                                                       Commission on June 24, 1997.

  10.16  JLK Direct Distribution Inc.                  Incorporated herein by reference to Exhibit 10.16 of
         Employment Agreement with                     the company's June 30, 1998 Form 10-K.
         Michael W. Ruprich

  10.17  Severance Agreement with former               Incorporated herein by reference to Exhibit 10.1 of
         Executive Officer dated February              the company's March 31, 1999 Form 10-Q.
         25, 1999

     21  Subsidiaries of the Registrant                Filed herewith.

     27  Financial Data Schedule                       Filed herewith.