Form 10-Q
period 1999-09-30
JLK DIRECT DISTRIBUTION INC
filed 1999-11-10
CIK 1038243

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title Of Each Class              Outstanding at November 1, 1999
------------------------------------       -------------------------------
Class A Common Stock, par value $.01                    4,273,390

Class B Common Stock, par value $.01                   20,237,000

================================================================================

                          JLK DIRECT DISTRIBUTION INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

Item No.                                                                   Page
--------                                                                   ----
                          PART I. FINANCIAL INFORMATION

     1.    Financial Statements:

           Condensed Consolidated Statements of Income (Unaudited)

           Three months ended September 30, 1999 and 1998..................... 1

           Condensed Consolidated Balance Sheets (Unaudited)

           September 30, 1999 and June 30, 1999............................... 2

           Condensed Consolidated Statements of Cash Flows (Unaudited)

           Three months ended September 30, 1999 and 1998..................... 3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)........................................................ 4

     2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................... 7


                           PART II. OTHER INFORMATION

     4.    Submission of Matters to a Vote of Security Holders................11

     6.    Exhibits and Reports on Form 8-K...................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                              1999          1998
                                                                             --------      --------
OPERATIONS
Net sales                                                                    $118,315      $131,762
Cost of goods sold                                                             79,737        88,972
                                                                             --------      --------
Gross profit                                                                   38,578        42,790
Operating expenses                                                             31,599        36,376
                                                                             --------      --------
Operating income                                                                6,979         6,414
Interest expense and other                                                        117           290
                                                                             --------      --------
Income before provision for income taxes                                        6,862         6,124
Provision for income taxes                                                      2,708         2,400
                                                                             --------      --------
Net income                                                                   $  4,154      $  3,724
                                                                             ========      ========

PER SHARE DATA
Basic earnings per share                                                     $   0.17      $   0.15
                                                                             ========      ========

Diluted earnings per share                                                   $   0.17      $   0.15
                                                                             ========      ========

Weighted average shares outstanding                                            24,510        24,511
                                                                             ========      ========

Diluted weighted average shares outstanding                                    24,510        24,511
                                                                             ========      ========


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                                                September 30,       June 30,
                                                                                    1999              1999
                                                                                    ----              ----
ASSETS
Current assets:
   Cash and equivalents                                                          $  3,878           $  2,807
   Notes receivable from Kennametal                                                14,937             11,611
   Accounts receivable, less allowance for doubtful
     accounts of $996 and $981                                                     54,993             53,680
   Inventories                                                                    114,702            101,770
   Deferred income taxes                                                            6,818              6,818
   Other current assets                                                                92                 52
                                                                                 --------           --------
Total current assets                                                              195,420            176,738
                                                                                 --------           --------
Property, plant and equipment:

   Land and buildings                                                               6,437              6,318
   Machinery and equipment                                                         29,274             27,419
   Less accumulated depreciation                                                   (9,383)            (8,400)
                                                                                 --------           --------
Net property, plant and equipment                                                  26,328             25,337
                                                                                 --------           --------

Other assets:

   Intangible assets, less accumulated
     amortization of $14,712 and $13,592                                           62,987             64,383
   Deferred tax assets                                                              7,110              7,377
   Other                                                                            1,705              1,154
                                                                                 --------           --------
Total other assets                                                                 71,802             72,914
                                                                                 --------           --------
Total assets                                                                     $293,550           $274,989
                                                                                 ========           ========

LIABILITIES
Current liabilities:

   Notes payable to banks                                                        $  6,804           $  7,737
   Accounts payable                                                                28,861             21,025
   Due to Kennametal and affiliates                                                 9,580              4,609
   Income taxes payable                                                             7,269              4,903
   Accrued payroll and vacation pay                                                 3,043              3,220
   Other                                                                            7,547              6,927
                                                                                 --------           --------
Total current liabilities                                                          63,104             48,421
                                                                                 --------           --------
Deferred income taxes                                                               5,519              5,519
Other liabilities                                                                   5,033              5,175
                                                                                 --------           --------
Total liabilities                                                                  73,656             59,115
                                                                                 --------           --------

SHAREOWNERS' EQUITY
Preferred stock, $.01 par value; 25,000 shares authorized; none issued                 --                 --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 shares issued, 4,273 shares outstanding                                       49                 49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 shares issued and outstanding                                               202                202
Additional paid-in capital                                                        182,822            182,822
Retained earnings                                                                  51,590             47,436
Treasury stock, at cost; 644 shares of Class A Common
   Stock held                                                                     (14,529)           (14,529)
Accumulated other comprehensive loss                                                 (240)              (106)
                                                                                 --------           --------
Total shareowners' equity                                                         219,894            215,874
                                                                                 --------           --------
Total liabilities and shareowners' equity                                        $293,550           $274,989
                                                                                 ========           ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                    1999               1998
                                                                                    ----               ----
   OPERATING ACTIVITIES
   Net income                                                                    $  4,154           $  3,724
   Adjustments for noncash items:
     Depreciation and amortization                                                  2,300              2,099
     Loss (gain) on sale of assets                                                    282                (10)
   Changes in certain assets and liabilities:
     Accounts receivable                                                           (3,586)            (2,606)
     Proceeds from the sale of accounts receivable                                  2,110                 --
     Inventories                                                                  (12,972)            (2,434)
     Accounts payable and accrued liabilities                                      15,423            (14,869)
     Other                                                                           (581)              (130)
                                                                                 --------           --------
   Net cash flow from (used for) operating activities                               7,130            (14,226)
                                                                                 --------           --------

   INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                      (1,563)            (3,112)
   Notes receivable from Kennametal                                                (3,326)             1,169
   Other                                                                              (41)                24
                                                                                 --------           --------
   Net cash flow used for investing activities                                     (4,930)            (1,919)
                                                                                 --------           --------

   FINANCING ACTIVITIES
   Borrowings under (repayments of) notes payable to banks                           (933)             3,660
   Notes payable to Kennametal                                                         --             12,244
   Purchase of treasury stock                                                          --               (332)
                                                                                 --------           --------
   Net cash flow from (used for) financing activities                                (933)           15,572
                                                                                 --------           --------

   Effect of exchange rate changes on cash                                           (196)               (8)
                                                                                 --------           -------

   CASH AND EQUIVALENTS
   Net increase (decrease) in cash and equivalents                                  1,071               (581)
   Cash and equivalents, beginning                                                  2,807              4,715
                                                                                 --------           --------
   Cash and equivalents, ending                                                  $  3,878           $  4,134
                                                                                 ========           ========

   SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                 $    236           $    162
   Income taxes paid                                                                  181                367

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1999 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the company's 1999 Annual Report on Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2. The accompanying condensed consolidated financial statements of JLK Direct Distribution Inc. include the operations of J&L America, Inc. (J&L), a previously wholly-owned subsidiary of Kennametal Inc. (Kennametal), and Full Service Supply (FSS), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the company had no separate legal status or existence. Kennametal incorporated the company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. Kennametal currently owns 83 percent of the outstanding stock of the company.

3. Comprehensive income for the three months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                      Three Months Ended
                                                          September 30,
                                                   -------------------------
                                                      1999            1998
                                                      ----            ----
     Net income                                    $    4,154     $    3,724
     Foreign currency translation adjustments            (134)            (8)
                                                   ----------     ----------
     Comprehensive income                          $    4,020     $    3,716
                                                   ==========     ==========

   Accumulated other comprehensive loss consists solely of cumulative foreign currency translation adjustments.

4. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company currently is evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operations of the company.

5. In connection with fiscal 1998 and 1997 acquisitions, the company entered into employee retention and non-compete agreements. The remaining liability for these agreements, and other similar agreements from previous acquisitions, at September 30, 1999 and June 30, 1999 recorded in other current liabilities was $2.4 million and $2.5 million, respectively, and in other liabilities was $2.7 million and $2.9 million, respectively.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6. The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows (in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                       1999           1998
                                                       ----            ----
     Purchases from Kennametal and subsidiaries      $27,658        $12,109
     Sales to Kennametal and subsidiaries              2,336          2,743

   The company receives from Kennametal certain warehouse, management information systems, financial and administrative services pursuant to certain agreements between the company and Kennametal. Other agreements between the company and Kennametal include a non-competition and corporate opportunities allocation agreement, tax-sharing agreement, trademark license agreement, product supply agreement and others, as more fully described in the company's 1999 Annual Report on Form 10-K. All amounts incurred by Kennametal on behalf of the company are reflected in operating expenses in the accompanying statements of income. Costs charged to the company by Kennametal under these agreements were as follows (in thousands):

                                                     Three Months Ended
                                                         September 30,
                                                 -------------------------
                                                    1999            1998
                                                    ----            ----
     Administrative services agreement           $    1,409     $    1,263
     Warehousing agreement                              120            967
     Shared facilities agreement                        (16)           159
     Lease agreement                                     26             26
                                                 ----------     ----------
     Total costs charged by Kennametal           $    1,539     $    2,415
                                                 ==========     ==========

   Under the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, the company earned interest income of $0.3 million for the three months ended September 30, 1999. The company incurred interest expense of $0.2 million for the three months ended September 30, 1998.

7. On March 31, 1999, the company sold the assets of the steel mill business of its subsidiary, Strong Tool Co., for approximately $1.6 million. There was no significant impact on earnings as a result of this sale. The steel mill business had annual sales of approximately $18.0 million. As this business was marginally profitable, the effect on net income and diluted earnings per share as a result of this sale is not material.

8. On June 18, 1999, Kennametal entered into an agreement with a financial institution whereby Kennametal securitizes, on a continuous basis, an undivided interest in a pool of Kennametal's domestic trade accounts receivable. Pursuant to this agreement, at September 30, 1999, the company sold $20.8 million of its domestic accounts receivable to Kennametal, in exchange for a note receivable from Kennametal consistent with the Intercompany Debt/Investment and Cash Management Agreement. The costs incurred by the company under this program were $0.3 million as a result of the discount on the sale of the accounts receivable and are accounted for as a component of Interest Expense and Other.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

9. The company reports two segments consisting of J&L and FSS. The company's external sales, intersegment sales and operating income by segment for the three months ended September 30, 1999 and 1998 are as follows (in thousands):

                                          Three Months Ended
                                             September 30,
                                    ----------------------------
                                       1999               1998
                                       ----               ----
External sales:
   J&L                              $ 87,707            $101,246
   FSS                                30,608              30,516
                                    --------            --------
Total external sales                $118,315            $131,762
                                    ========            ========
Intersegment sales:
   J&L                              $    580            $    529
   FSS                                    --                  --
                                    --------            --------
Total intersegment sales            $    580            $    529
                                    ========            ========
Total sales:
   J&L                              $ 88,287            $101,775
   FSS                                30,608              30,516
                                    --------            --------
Total sales                         $118,895            $132,291
                                    ========            ========
Operating income:
   J&L                              $  4,933            $  3,628
   FSS                                 2,046               2,786
                                    --------            --------
Total operating income              $  6,979            $  6,414
                                    ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

NET SALES

Net sales for the September 1999 quarter were $118.3 million, a decrease of 10 percent from $131.8 million last year, reflecting the continuing slowdown in industrial demand. Excluding the divestiture of the Strong Tool steel mill business, sales were down seven percent from last year.

J&L sales totaled $87.7 million for the September quarter, a decrease of 13 percent from the prior year. Sales were affected by reduced industrial activity across North America and continued weakness in the oil and gas industries. Excluding the divestiture of the Strong Tool steel mill business, sales were down nine percent from last year. Additionally, the new 2000 J&L Industrial Supply catalog was launched in September.

Sales for FSS were flat for the quarter compared to last year as the ability to ramp up new programs was impacted by start-up issues related to the implementation of the new business system. In addition, a higher number of plant shutdowns occurred during the months of July and August of 1999 than in the prior year. The company provided FSS programs to 163 customers covering 262 different facilities at September 30, 1999, compared to 123 customers covering 203 different facilities at September 30, 1998.

GROSS PROFIT

Gross profit for the September 1999 quarter was $38.6 million, a decrease of 10 percent from $42.8 million in the prior year due to the sales decline. Gross profit margin for the September 1999 quarter was 32.6 percent compared to 32.5 percent in the prior year. The gross profit margin at J&L increased from last year's level due to increased margins in Europe coupled with the elimination of lower margin sales from the Strong Tool steel mill business. The gross profit margin in the FSS business was relatively flat compared to a year ago.

OPERATING EXPENSES

Operating expenses for the September 1999 quarter were $31.6 million, a decrease 13 percent from $36.4 million in the prior year. Operating expenses as a percentage of sales were 26.7 percent compared to 27.6 percent in the prior year. Operating expenses decreased primarily as a result of cost-reduction actions implemented in November 1998. These cost-reduction actions involved selected workforce reductions, facility consolidations and closings, and other measures.

Also included in operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $1.5 million in the September 1999 quarter, a decrease of 36 percent from $2.4 million in the prior year. The decline in total charges from Kennametal resulted from the reduction in warehouse charges due to J&L taking over the operation of several warehouses previously operated by Kennametal and the closure of another commonly-operated facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER

Included in interest expense and other is net interest income from Kennametal of $0.3 million and net interest expense of $0.2 million, during the first quarter of fiscal 2000 and 1999, respectively. Also included in interest expense and other is the loss on sale of accounts receivable to Kennametal of $0.3 million in connection with Kennametal's accounts receivable securitization program.

INCOME TAXES AND NET INCOME

The effective tax rate was 39.5 percent for the September 1999 quarter compared to 39.2 percent in the prior year. Net income increased 12 percent to $4.2 million for the September 1999 quarter from $3.7 million in the same quarter a year ago. This increase is attributable to continuing cost containment efforts.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary capital needs have been to fund working capital requirements, the addition of new products and FSS programs, and the implementation of the new business system. The company's primary sources of financing have been cash from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal. The company anticipates that cash flows from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Compared to the prior year, the increase in net cash from operations was realized despite a $12.7 million investment in inventory purchased from Kennametal during the first quarter of fiscal 2000. This purchase was necessary in order for JLK to have access to Kennametal's branded inventory for sale to FSS customers subsequent to the implementation of the new business system for FSS.

Net cash used for investing activities was $4.9 million for the three months ended September 30, 1999. The change in net cash used for investing activities resulted from an increase in a note receivable from Kennametal as a result of the accounts receivable securitization program partially offset by decreased capital expenditures.

Net cash flow used for financing activities was $0.9 million for the three months ended September 30, 1999 and reflected the repayment of amounts borrowed under notes payable to banks. Financing activities in the prior year include amounts borrowed under notes payable to banks and a note payable to Kennametal, which were used to fund working capital needs.

In June 1998, the company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. During the three months ended September 30, 1998, the company repurchased 15,000 Class A shares at a total cost of approximately $0.3 million. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchase of common stock was financed principally by available funds and short-term borrowings.

FINANCIAL CONDITION

The company's financial condition continues to remain strong. Total assets were $293.6 million at September 30, 1999, up seven percent from $275.0 million at June 30, 1999. Net working capital increased to $132.3 million at September 30, 1999, up three percent from $128.3 million at June 30, 1999. The company decreased its debt levels to $6.8 million at September 30, 1999 due to increased cash from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

YEAR 2000

The company continues to address its exposure relative to year 2000 issues for both information and non-information technology systems. A committee actively monitors the status of the readiness program of the company and its subsidiaries. Overall, the company believes that 95 percent of the tasks identified to remediate the year 2000 exposure have been completed for both information and non-information technology systems, with the remainder to be completed by November 1999.

The company completed an assessment regarding the impact of this issue on its existing information systems and determined that while not all systems were year 2000 compliant, those non-compliant systems could be modified to become year 2000 compliant. Due to the fact that the company was operating on several different information systems, the company decided to implement a new business system, HK System's Enterprise Information System (Enterprise System), in order to have all existing operations on one integrated system. The Enterprise System also is year 2000 compliant. The company is implementing the Enterprise System in two phases and, in August 1999, completed all of the tasks identified to remediate the year 2000 exposure in the FSS business.

The second phase is expected to be initiated in early 2000, and tested and completed thereafter. Due to the timing of the completion of this phase, the company has modified the existing non-compliant business systems to ensure the catalog operations are supported by a year 2000 compliant information system. Successful testing of these modifications was performed in September 1999.

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

The company estimates the total year 2000 expenditures to be approximately $11.3 to $12.3 million, with the majority being spent on the implementation of the company's new business system. Included in the total costs are expenditures to rectify non-compliant personal computers, embedded technology in equipment used in operations, and various non-information technology items, which are estimated to be $0.2 million. These costs include both internal and external personnel costs related to the assessment, remediation and implementation processes, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned.

Cash flows from operating and financing activities have provided, and should continue to provide, funding for these expenditures. Through September 1999, the company has incurred $9.3 million of the total costs, of which $8.3 million relates to software licenses and hardware. The balance of the expenditures, estimated at $2.0 to $3.0 million, will be incurred in fiscal 2000.

Management believes the most significant risk of the year 2000 issue could be an interrupted supply of goods and services from the company's vendors. The company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. To date, the results of this effort indicate that the company's suppliers are well positioned to provide the company with sufficient goods and services in the year 2000. The company will continue to expand its efforts to determine whether major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for the year 2000, and attempt to address any failures on their part to become year 2000 compliant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

The company has developed contingency plans and actions for the year 2000 issues related to both internal and external systems. Contingency plans involve consideration of a number of possible actions, including, to the extent necessary or justified, the selection of alternative service providers, purchasing inventory from alternative certified vendors, the increase of safety stock of major product lines and adjustment to staffing strategies. The company will continue to modify these contingency plans as necessary to support its operations into the year 2000.

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

OUTLOOK

In looking to the second quarter ending December 31, 1999, management expects sales and earnings to be slightly higher than the September quarter. The company's results should benefit from new cost reduction actions implemented at the end of the September 1999 quarter, as well as the cost-reduction actions implemented in November 1998. Management does not expect overall economic conditions to strengthen in North America, but will remain focused on improving the operating performance of the company.

FORWARD-LOOKING STATEMENTS

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Annual Meeting of Shareowners on Tuesday, October 26, 1999, the shareowners of the company voted on the election of directors and independent public accountants. The following is the number of shares voted in favor of and against each matter, and the number of shares having authority to vote on each matter but withheld.

   1. With respect to the votes cast for the election of directors whose terms expire in 2000:

                                                For           Withheld    Broker Non-Vote
                                            ---------------------------------------------
         Richard C. Alberding               205,602,783        31,220           --
         Jeffery M. Boetticher              205,612,783        21,220           --
         Irwin L. Elson                     205,518,383       115,620           --
         H. Patrick Mahanes, Jr.            205,508,383       125,620           --
         Aloysius T. McLaughlin, Jr.        205,612,783        21,220           --
         William R. Newlin                  205,508,383       125,620           --
         Richard J. Orwig                   205,508,383       125,620           --
         Markos I. Tambakeras               205,518,383       115,620           --


   2. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the company and its subsidiary companies for the fiscal year ending June 30, 2000:

                                                 For           Against      Abstained      Broker Non-Vote
                                             -------------------------------------------------------------
         Arthur Andersen LLP                 205,625,523        2,180         6,300              --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits

             (27) Financial Data Schedule for the three months ended September 30, 1999, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 JLK DIRECT DISTRIBUTION INC.

Date:  November 10, 1999                         By: /s/ DIANA L. SCOTT
                                                     ------------------
                                                     Diana L. Scott
                                                     Vice President,
                                                     Chief Financial Officer,
                                                     and Treasurer