Form 10-Q
period 1999-12-31
JLK DIRECT DISTRIBUTION INC
filed 2000-02-14
CIK 1038243

===============================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


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

      Title Of Each Class                        Outstanding at February 1, 2000
------------------------------------             -------------------------------
Class A Common Stock, par value $.01                      4,273,390

Class B Common Stock, par value $.01                     20,237,000

================================================================================

                          JLK DIRECT DISTRIBUTION INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1999



                               TABLE OF CONTENTS



Item No.                                                                    Page
--------                                                                    ----

                         PART I. FINANCIAL INFORMATION

     1.    Financial Statements:

           Condensed Consolidated Statements of Income (Unaudited)
           Three and six months ended December 31, 1999 and 1998.........      1

           Condensed Consolidated Balance Sheets (Unaudited)
           December 31, 1999 and June 30, 1999...........................      2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Six months ended December 31, 1999 and 1998...................      3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)...................................................      4

     2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................      7


                           PART II. OTHER INFORMATION

     4.    Submission of Matters to a Vote of Security Holders...........     12

     6.    Exhibits and Reports on Form 8-K..............................     12

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands, except per share data)


                                                     Three Months Ended              Six Months Ended
                                                        December 31,                   December 31,
                                                  -------------------------       -----------------------
                                                    1999             1998           1999           1998
                                                    ----             ----           ----           ----
OPERATIONS
Net sales                                         $119,729         $133,735       $238,044       $265,497
Cost of goods sold                                  81,715           90,738        161,452        179,710
                                                  --------         --------       --------       --------
Gross profit                                        38,014           42,997         76,592         85,787
Operating expenses                                  30,925           34,060         62,524         70,436
                                                  --------         --------       --------       --------
Operating income                                     7,089            8,937         14,068         15,351
Interest (income) expense and other                    (42)             325             75            615
                                                  --------         --------       --------       --------
Income before provision for income taxes             7,131            8,612         13,993         14,736
Provision for income taxes                           2,819            3,400          5,527          5,800
                                                  --------         --------       --------       --------
Net income                                        $  4,312         $  5,212       $  8,466       $  8,936
                                                  ========         ========       ========       ========

PER SHARE DATA
Basic earnings per share                          $   0.18         $   0.21       $   0.35       $   0.36
                                                  ========         ========       ========       ========

Diluted earnings per share                        $   0.18         $   0.21       $   0.35       $   0.36
                                                  ========         ========       ========       ========

Basis weighted average shares outstanding           24,510           24,510         24,510         24,510
                                                  ========         ========       ========       ========

Diluted weighted average shares outstanding         24,510           24,510         24,510         24,510
                                                  ========         ========       ========       ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)


                                                                            December 31,       June 30,
                                                                                1999             1999
                                                                                ----             ----
ASSETS
Current assets:
   Cash and equivalents                                                      $   4,807        $   2,807
   Notes receivable from Kennametal                                             14,078           11,611
   Accounts receivable, less allowance for doubtful
     accounts of $1,022 and $981                                                48,402           53,680
   Inventories                                                                 117,507          101,770
   Deferred income taxes                                                         6,818            6,818
   Other current assets                                                          3,028               52
                                                                             ---------        ---------
Total current assets                                                           194,640          176,738
                                                                             ---------        ---------

Property, plant and equipment:
   Land and buildings                                                            6,429            6,318
   Machinery and equipment                                                      31,302           27,419
   Less accumulated depreciation                                               (10,442)          (8,400)
                                                                             ---------        ---------
Net property, plant and equipment                                               27,289           25,337
                                                                             ---------        ---------

Other assets:
   Intangible assets, less accumulated
     amortization of $15,882 and $13,592                                        61,456           64,383
   Deferred tax assets                                                           7,095            7,377
   Other                                                                           813            1,154
                                                                             ---------        ---------
Total other assets                                                              69,364           72,914
                                                                             ---------        ---------
Total assets                                                                 $ 291,293        $ 274,989
                                                                             =========        =========

LIABILITIES
Current liabilities:
   Notes payable to banks                                                    $     131        $   7,737
   Accounts payable                                                             31,986           21,025
   Due to Kennametal and affiliates                                             11,030            4,609
   Income taxes payable                                                          3,979            4,903
   Accrued payroll and vacation pay                                              2,895            3,220
   Other                                                                         6,787            6,927
                                                                             ---------        ---------
Total current liabilities                                                       56,808           48,421
                                                                             ---------        ---------
Deferred income taxes                                                            5,515            5,519
Other liabilities                                                                4,819            5,175
                                                                             ---------        ---------
Total liabilities                                                               67,142           59,115
                                                                             ---------        ---------

SHAREOWNERS' EQUITY
Preferred stock, $.01 par value; 25,000 shares authorized; none issued              --               --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 shares issued, 4,273 shares outstanding                                    49               49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 shares issued and outstanding                                            202              202
Additional paid-in capital                                                     182,822          182,822
Retained earnings                                                               55,902           47,436
Treasury stock, at cost; 644 shares of Class A Common Stock held               (14,529)         (14,529)
Accumulated other comprehensive loss                                              (295)            (106)
                                                                             ---------        ---------
Total shareowners' equity                                                      224,151          215,874
                                                                             ---------        ---------
Total liabilities and shareowners' equity                                    $ 291,293        $ 274,989
                                                                             =========        =========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                                  Six Months Ended
                                                                    December 31,
                                                              ------------------------
                                                                1999            1998
                                                                ----            ----
OPERATING ACTIVITIES
Net income                                                    $  8,466        $  8,936
Adjustments for noncash items:
  Depreciation and amortization                                  4,470           4,175
  Loss (gain) on sale of assets                                    584              (6)
Changes in certain assets and liabilities:
  Accounts receivable                                          (10,411)         (3,766)
  Proceeds from the sale of accounts receivable                 15,227              --
  Inventories                                                  (16,064)         (7,553)
  Accounts payable and accrued liabilities                      16,174         (16,712)
  Other                                                         (2,580)          2,566
                                                              --------        --------
Net cash flow from (used for) operating activities              15,866         (12,360)
                                                              --------        --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                      (3,778)         (5,546)
Notes Receivable from Kennametal                                (2,467)          1,169
Other                                                               64              31
                                                              --------        --------
Net cash flow used for investing activities                     (6,181)         (4,346)
                                                              --------        --------

FINANCING ACTIVITIES
Borrowings under (repayments of) notes payable to banks         (7,606)          7,454
Notes payable to Kennametal                                         --           5,835
Purchase of treasury stock                                          --            (332)
                                                              --------        --------
Net cash flow from (used for) financing activities              (7,606)         12,957
                                                              --------        --------

Effect of exchange rate changes on cash                            (79)            (23)
                                                              --------        --------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                  2,000          (3,772)
Cash and equivalents, beginning                                  2,807           4,715
                                                              --------        --------
Cash and equivalents, ending                                  $  4,807        $    943
                                                              ========        ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                             $  6,335        $    934
Interest paid                                                      199             198


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the company's 1999 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the company's 1999 Annual Report on Form 10-K. These accompanying interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. During the December 1999 quarter, Kennametal announced that it engaged an investment bank to explore strategic alternatives regarding its ownership in the company, including a possible divestiture. Kennametal management believes a divestiture may enhance growth prospects for both Kennametal and the company by allowing each company to focus on its core competencies. Kennametal management intends to conclude the evaluation of its alternatives by June 30, 2000. Kennametal is currently not a party to any written or oral agreement regarding the divestiture of the company.

4. Comprehensive income for the three and six months ended December 31, 1999 and 1998 is as follows (in thousands):

                                                           Three Months Ended       Six Months Ended
                                                              December 31,             December 31,
                                                           -------------------     -------------------
                                                             1999        1998        1999         1998
                                                             ----        ----        ----         ----
     Net income                                             $4,312      $5,212      $8,466       $8,936
     Foreign currency translation adjustments                  (55)        (14)       (189)         (22)
                                                            ------      ------      ------       ------
     Comprehensive income                                   $4,257      $5,198      $8,277       $8,914
                                                            ======      ======      ======       ======


     Accumulated other comprehensive loss consists solely of cumulative foreign currency translation adjustments.

5. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     accounting. The company currently is evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operations of the company.

6. In connection with fiscal 1998 and 1997 acquisitions, the company entered into employee retention and non-compete agreements. The remaining liability for these agreements, and other similar agreements from previous acquisitions, recorded in other current liabilities at December 31, 1999 and June 30, 1999 was $2.0 million and $2.5 million, respectively, and in other liabilities was $2.0 million and $2.9 million, respectively.

7. The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows (in thousands):


                                                          Three Months Ended         Six Months Ended
                                                             December 31,              December 31,
                                                         -------------------       -------------------
                                                           1999        1998          1999          1998
                                                           ----        ----          ----          ----
     Purchases from Kennametal and subsidiaries          $17,310     $14,069        $44,968      $26,178
     Sales to Kennametal and subsidiaries                  2,187       3,444          4,523        6,215


     The company receives from Kennametal certain warehouse, management information systems, financial and administrative services pursuant to certain agreements between the company and Kennametal. Other agreements between the company and Kennametal include a non-competition and corporate opportunities allocation agreement, tax-sharing agreement, trademark license agreement, product supply agreement and others, as more fully described in the company's 1999 Annual Report on Form 10-K. All amounts incurred by Kennametal on behalf of the company are reflected in operating expenses in the accompanying statements of income. Net costs charged to the company by Kennametal under these agreements were as follows (in thousands):

                                                            Three Months Ended       Six Months Ended
                                                                December 31,            December 31,
                                                             -----------------      -------------------
                                                              1999       1998        1999         1998
                                                              ----       ----        ----         ----
     Administrative services agreement                       $1,251     $1,979      $2,660      $3,242
     Warehousing agreement                                      132      1,057         252       2,024
     Shared facilities agreement                               (178)       101        (194)        260
     Lease agreement                                             27         27          53          53
                                                             ------     ------      ------      ------
     Total costs charged by Kennametal                       $1,232     $3,164      $2,771      $5,579
                                                             ======     ======      ======      ======

     Under the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, the company earned interest income of $0.3 million and $0.6 million for the three and six months ended December 31, 1999. The company incurred interest expense of $0.2 million and $0.4 million for the three and six months ended December 31, 1998.

8. On March 31, 1999, the company sold the assets of the steel mill business of its subsidiary, Strong Tool Company, for approximately $1.6 million. There was no significant impact on earnings as a result of this sale. The steel mill business had annual sales of approximately $18.0 million. As this business was marginally profitable, the effect on net income and diluted earnings per share as a result of this sale is not material.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

9. On June 18, 1999, Kennametal entered into an agreement with a financial institution whereby Kennametal securitizes, on a continuous basis, an undivided interest in a pool of Kennametal's domestic trade accounts receivable. Pursuant to this agreement, at December 31, 1999, the company sold $34.3 million of its domestic accounts receivable to Kennametal, in exchange for a note receivable from Kennametal consistent with the Intercompany Debt/Investment and Cash Management Agreement. The costs incurred by the company under this program were $0.3 million and $0.6 million for the three and six months ended December 31, 1999, respectively, as a result of the discount on the sale of the accounts receivable. These costs are accounted for as a component of Interest Expense and Other.

10. The company reports two segments consisting of J&L and FSS. The company's corporate level expenses are included entirely in the J&L segment. The company's external sales, intersegment sales and operating income by segment for the three and six months ended December 31, 1999 and 1998 are as follows (in thousands):


                                               Three Months Ended            Six Months Ended
                                                   December 31,                 December 31,
                                              ----------------------       -----------------------
                                               1999           1998           1999           1998
                                               ----           ----           ----           ----
     External sales:
        J&L                                   $ 87,375      $100,992       $175,082       $202,238
        FSS                                     32,354        32,743         62,962         63,259
                                              --------      --------       --------       --------
     Total external sales                     $119,729      $133,735       $238,044       $265,497
                                              ========      ========       ========       ========

     Intersegment sales:
        J&L                                   $    781      $    604       $  1,361       $  1,133
        FSS                                         --            --             --             --
                                              --------      --------       --------       --------
     Total intersegment sales                 $    781      $    604       $  1,361       $  1,133
                                              ========      ========       ========       ========

     Total sales:
        J&L                                   $ 88,156      $101,596       $176,443       $203,371
        FSS                                     32,354        32,743         62,962         63,259
                                              --------      --------       --------       --------
     Total sales                              $120,510      $134,339       $239,405       $266,630
                                              ========      ========       ========       ========

     Operating income:
        J&L                                   $  4,486      $  6,267       $  9,419       $  9,895
        FSS                                      2,603         2,670          4,649          5,456
                                              --------      --------       --------       --------
     Total operating income                   $  7,089      $  8,937       $ 14,068       $ 15,351
                                              ========      ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

NET SALES

Net sales for the December 1999 quarter were $119.7 million, a decrease of ten percent from $133.7 million last year, reflecting the continuing weakness in industrial demand. For the six months ended December 31, 1999, sales were $238.0 million, a decline of ten percent from $265.5 million in the same period a year ago. Excluding the sales of the Strong Tool steel mill business, which was divested in the March 1999 quarter, sales were down seven percent for both the quarter and the six months.

J&L sales totaled $87.4 million for the December quarter, a decrease of 13 percent from the same quarter in prior year. In North America, the J&L catalog business continues to be affected by weak conditions in the markets served and from a competitive price environment, while in Europe, J&L continued to grow. Excluding the divestiture of the Strong Tool steel mill business, sales were down nine percent from last year. For the six months ended December 31, 1999, sales were $175.1 million, a decline of 13 percent from $202.2 million in the same period a year ago due to the factors mentioned above.

Sales for FSS were $32.4 million for the December quarter and declined one percent when compared to the same quarter in prior year. FSS growth continued to be curtailed by the implementation of its new business system and from weakness in some accounts. Management has delayed the implementation of new programs in order to focus attention on keeping existing customers serviced. For the six months ended December 31, 1999, sales of $63.0 million were flat compared to sales of $63.3 million in the same period a year ago due to the factors mentioned above. The company provided FSS programs to 154 customers covering 247 different facilities at December 31, 1999, compared to 135 customers covering 210 different facilities at December 31, 1998.

GROSS PROFIT

Gross profit for the December 1999 quarter was $38.0 million, a decrease of 12 percent from $43.0 million in the prior year due to the sales decline and the competitive price environment. The gross profit margin for the December 1999 quarter was 31.8 percent compared to 32.2 percent in the prior year due to a decline in the higher-margin J&L catalog sales. This was partially offset by the elimination of lower margin sales from the Strong Tool steel mill business. The gross profit margin in the FSS business was relatively flat compared to a year ago. For the six months ended December 31, 1999, gross profit was $76.6 million, a decline of 11 percent from $85.8 million in the same period a year ago due to the factors mentioned above.

OPERATING EXPENSES

Operating expenses declined nine percent to $30.9 million for the December 1999 quarter from $34.1 million in the same period a year ago. Operating expenses decreased primarily as a result of cost-reduction actions implemented in both September 1999 and November 1998. These cost-reduction actions involved selected workforce reductions, facility consolidations and closings, and other measures. As a percentage of sales, operating expenses were 25.8 percent compared to 25.5 percent in the prior year due to the decline in sales levels. For the six months ended December 31, 1999, operating expenses were $62.5 million, a decline of 11 percent from $70.4 million in the same period a year ago due to the factors mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Also included in operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Net charges from Kennametal were $1.2 million in the December 1999 quarter, a decrease of 61 percent from $3.2 million in the prior year due to a reduction in warehouse and administrative charges. The decline in warehouse charges from Kennametal is due to the company taking over the operation of several warehouses previously operated by Kennametal and the closure of a commonly-operated facility in the September 1999 quarter. The decline in the administrative charges is due to the assumption of more administrative functions by the company in fiscal 2000. For the six months ended December 31, 1999, net charges from Kennametal were $2.8 million, a decrease of 50 percent from $5.6 million in the same period a year ago due to the factors mentioned above.

INTEREST (INCOME) EXPENSE AND OTHER

Included in interest (income) expense and other is net interest income from Kennametal of $0.3 million and $0.6 million for the three and six months ended December 31, 1999, respectively. The company generated other net interest income of $0.1 million during the three months ended December 31, 1998 and incurred other net interest expense of $0.1 million during the six months ended December 31, 1998. Also included in interest expense and other is the loss on the sale of accounts receivable to Kennametal of $0.3 million and $0.6 million for the three and six months ended December 31, 1999, respectively, in connection with Kennametal's accounts receivable securitization program.

INCOME TAXES

The effective tax rate for the three and six months ended December 31, 1999 was
39.5 percent, which remained constant when compared to the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary capital needs have been to fund working capital requirements, add new products and FSS programs, and implement the new business system. The company's primary sources of financing have been cash from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal. The company anticipates that cash flows from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Compared to the prior year, the increase in net cash from operations was realized due to the sale of accounts receivable to Kennametal and improved working capital requirements, despite a $12.7 million investment in inventory purchased from Kennametal during the first quarter of fiscal 2000. This purchase was necessary in order for JLK to have access to Kennametal's branded inventory for sale to FSS customers subsequent to the implementation of the new business system for FSS.

Net cash used for investing activities was $6.2 million for the six months ended December 31, 1999. The change in net cash used for investing activities resulted from an increase in a note receivable from Kennametal as a result of the accounts receivable securitization program, partially offset by decreased capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Net cash flow used for financing activities was $7.6 million for the six months ended December 31, 1999 and reflected the repayment of amounts borrowed under notes payable to banks. Financing activities in the prior year include amounts borrowed under notes payable to banks and a note payable to Kennametal, which were used to fund working capital needs.

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

FINANCIAL CONDITION

The company's financial condition continues to remain strong. Total assets were $291.3 million at December 31, 1999, up six percent from $275.0 million at June 30, 1999. Net working capital increased to $137.8 million at December 31, 1999, up seven percent from $128.3 million at June 30, 1999. The company decreased its debt levels to $0.1 million at December 31, 1999 due to increased cash from operations.

YEAR 2000

Management believes that the company substantially mitigated its exposure relative to year 2000 issues for both information and non-information technology systems. The transition into the year 2000 resulted in no significant impact to the financial position or operations of the company. A committee actively monitored the status of the readiness program of the company and its subsidiaries.

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

The second phase is expected to be initiated in early 2000, and tested and completed thereafter. Due to the timing of the completion of this phase, the company modified the existing non-compliant business systems to ensure the catalog operations are supported by a year 2000 compliant information system. Successful testing of these modifications was performed in September 1999.

The company also completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers, embedded technology in equipment used in operations, and other non-information technology items. Any non-compliant systems were identified and remediated, either through replacement of or modification to the existing systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

The company estimates the total year 2000 expenditures were approximately $11.5 million, with the majority being spent on the implementation of the company's new business system. Of the total costs, $9.6 million related to software licenses and hardware. Included in the total costs are expenditures to rectify non-compliant personal computers, embedded technology in equipment used in operations, and various non-information technology items, which were approximately $0.2 million. These costs included both internal and external personnel costs related to the assessment, remediation and implementation processes, as well as the cost of purchasing certain hardware and software.

Cash flows from operating and financing activities have provided funding for these expenditures. Expenditures incurred to date in fiscal 2000 approximate $2.2 million. The company does not anticipate incurring additional expenditures related to year 2000 issues.

Management believed the most significant risk of the year 2000 issue would have been an interrupted supply of goods and services from the company's vendors. The company had an ongoing effort to gain assurances and certifications of suppliers' readiness programs. To date, the company's suppliers continue to provide the company with sufficient goods and services in the year 2000. There were no failures by major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation that affected the company during the transition to the year 2000.

The company had developed contingency plans and actions for the year 2000 issues related to both internal and external systems. Contingency plans involved consideration of a number of possible actions, including, to the extent necessary or justified, the selection of alternative service providers, purchasing inventory from alternative certified vendors, the increase of safety stock of major product lines and adjustment to staffing strategies. The company was not required to employ these contingency plans.

There can be no guarantee that the efforts of the company or of third parties, whose systems the company relies upon, will completely mitigate any year 2000 problem that could have a material adverse affect on the company's operations or financial results. While such problems could affect important operations of the company and its subsidiaries, either directly or indirectly, in a significant manner, the company cannot at present estimate either the likelihood or the potential cost of such failures. However, the company will continue to aggressively pursue remediation of any newly discovered year 2000 problem.

STRATEGIC ALTERNATIVES

During the December 1999 quarter, Kennametal announced that it engaged an investment bank to explore strategic alternatives regarding its ownership in the company, including a possible divestiture. Kennametal management believes a divestiture may enhance growth prospects for both Kennametal and the company by allowing each company to focus on its core competencies. Kennametal management intends to conclude the evaluation of its alternatives by June 30, 2000. Kennametal is currently not a party to any written or oral agreement regarding the divestiture of the company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

not limited to, the extent that the economic conditions in the United States and, to a lesser extent, Europe, are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition and the effect of third party or company failures to achieve timely remediation of year 2000 issues. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

The information set forth in Part II, Item 4 of the company's September 30, 1999 Form 10-Q is incorporated by reference herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

   (a)   Exhibits

         (10)  Material Contracts

               10.1 Employment Agreement with Richard J. Orwig dated January 21, 2000. Filed herewith.

               10.2 Employment Agreement with John M. Beaudoin dated January 21, 2000. Filed herewith.

               10.3 Employment Agreement with Charles G. Lendvoyi dated January 21, 2000. Filed herewith.

               10.4 Employment Agreement with Paul E. Fuller dated January 21, 2000. Filed herewith.

               10.5 Employment Agreement with Diana L. Scott dated January 21, 2000. Filed herewith.

               10.6  Deferred Fee Plan for Outside Directors. Filed herewith.

               10.7  Directors Stock Incentive Plan. Filed herewith.

         (27)  Financial Data Schedule for the six months ended
               December 31, 1999, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JLK DIRECT DISTRIBUTION INC.


Date: February 11, 2000                     By: /s/ DIANA L. SCOTT
                                               -------------------
                                               Diana L. Scott
                                               Vice President,
                                               Chief Financial Officer,
                                               and Treasurer