Form 10-Q
period 2000-03-31
JLK DIRECT DISTRIBUTION INC
filed 2000-05-12
CIK 1038243

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title Of Each Class                        Outstanding at April 28, 2000
------------------------------------               -----------------------------
Class A Common Stock, par value $.01                          4,273,410

Class B Common Stock, par value $.01                         20,237,000

================================================================================

                          JLK DIRECT DISTRIBUTION INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                TABLE OF CONTENTS



Item No.                                                                                     Page
--------                                                                                     ----

                                   PART I. FINANCIAL INFORMATION

     1.    Financial Statements:

           Condensed Consolidated Statements of Income (Unaudited)
           Three and nine months ended March 31, 2000 and 1999..............................    1

           Condensed Consolidated Balance Sheets (Unaudited)
           March 31, 2000 and June 30, 1999.................................................    2

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended March 31, 2000 and 1999........................................    3

           Notes to Condensed Consolidated Financial Statements (Unaudited).................    4

     2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................    7


                                     PART II. OTHER INFORMATION


     6.    Exhibits and Reports on Form 8-K.................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

                                                         Three Months Ended                     Nine Months Ended
                                                               March 31,                            March 31,
                                                     ----------------------------          --------------------------
                                                       2000                1999              2000              1999
                                                       ----                ----              ----              ----
OPERATIONS
Net sales                                            $133,524            $138,306          $371,568          $403,803
Cost of goods sold                                     90,537              94,240           251,989           273,950
                                                     --------            --------          --------          --------
Gross profit                                           42,987              44,066           119,579           129,853
Operating expenses                                     32,624              33,382            95,148           103,818
                                                     --------            --------          --------          --------
Operating income                                       10,363              10,684            24,431            26,035
Interest expense (income) and other                       (16)                127                59               742
                                                     --------            --------          --------          --------
Income before provision for income taxes               10,379              10,557            24,372            25,293
Provision for income taxes                              4,100               4,200             9,627            10,000
                                                     --------            --------          --------          --------
Net income                                           $  6,279            $  6,357          $ 14,745          $ 15,293
                                                     ========            ========          ========          ========

PER SHARE DATA
Basic earnings per share                             $   0.26            $   0.26          $   0.60          $   0.62
                                                     ========            ========          ========          ========

Diluted earnings per share                           $   0.26            $   0.26          $   0.60          $   0.62
                                                     ========            ========          ========          ========

Basic weighted average shares outstanding              24,510              24,510            24,510            24,510
                                                     ========            ========          ========          ========

Diluted weighted average shares outstanding            24,516              24,510            24,511            24,515
                                                     ========            ========          ========          ========


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                March 31,            June 30,
                                                                                  2000                 1999
                                                                                ---------            --------
ASSETS
Current assets:
   Cash and equivalents                                                         $   4,624           $   2,807
   Notes receivable from Kennametal                                                18,727              11,611
   Accounts receivable, less allowance for doubtful
     accounts of $932 and $981                                                     53,602              53,680
   Inventories                                                                    121,993             101,770
   Deferred income taxes                                                            6,818               6,818
   Other current assets                                                             3,277                  52
                                                                                ---------           ---------
Total current assets                                                              209,041             176,738
                                                                                ---------           ---------

Property, plant and equipment:
   Land and buildings                                                               6,396               6,318
   Machinery and equipment                                                         32,879              27,419
   Less accumulated depreciation                                                  (11,723)             (8,400)
                                                                                ---------           ---------
Net property, plant and equipment                                                  27,552              25,337
                                                                                ---------           ---------

Other assets:
   Intangible assets, less accumulated
     amortization of $17,063 and $13,592                                           60,206              64,383
   Deferred tax assets                                                              7,436               7,377
   Other                                                                              936               1,154
                                                                                ---------           ---------
Total other assets                                                                 68,578              72,914
                                                                                ---------           ---------
Total assets                                                                    $ 305,171           $ 274,989
                                                                                =========           =========

LIABILITIES
Current liabilities:
   Notes payable to banks                                                       $     420           $   7,737
   Accounts payable                                                                30,707              21,025
   Due to Kennametal and affiliates                                                17,278               4,609
   Income taxes payable                                                             6,325               4,903
   Accrued payroll and vacation pay                                                 2,907               3,220
   Other                                                                            7,281               6,927
                                                                                ---------           ---------
Total current liabilities                                                          64,918              48,421
                                                                                ---------           ---------
Deferred income taxes                                                               5,514               5,519
Other liabilities                                                                   4,485               5,175
                                                                                ---------           ---------
Total liabilities                                                                  74,917              59,115
                                                                                ---------           ---------

SHAREOWNERS' EQUITY
Preferred stock, $.01 par value; 25,000 shares authorized; none issued                 --                  --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 shares issued, 4,273 shares outstanding                                       49                  49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 shares issued and outstanding                                               202                 202
Additional paid-in capital                                                        182,822             182,822
Retained earnings                                                                  62,181              47,436
Treasury stock, at cost; 644 shares of Class A Common Stock held                  (14,529)            (14,529)
Accumulated other comprehensive loss                                                 (471)               (106)
                                                                                ---------           ---------
Total shareowners' equity                                                         230,254             215,874
                                                                                ---------           ---------
Total liabilities and shareowners' equity                                       $ 305,171           $ 274,989
                                                                                =========           =========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------
(in thousands)
                                                                      Nine Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                   2000               1999
                                                                   ----               ----
OPERATING ACTIVITIES
Net income                                                       $ 14,745           $ 15,293
Adjustments for noncash items:
  Depreciation and amortization                                     7,035              6,414
  Loss (gain) on sale of assets                                       876                 (6)
Changes in certain assets and liabilities:
  Accounts receivable                                             (11,210)            (8,896)
  Proceeds from the sale of accounts receivable                    10,351                 --
  Inventories                                                     (20,769)            (7,021)
  Accounts payable and accrued liabilities                         23,718             (3,609)
  Other                                                            (3,409)            (2,139)
                                                                 --------           --------
Net cash flow from operating activities                            21,337                 36
                                                                 --------           --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                         (5,403)            (6,913)
Notes receivable from Kennametal                                   (6,889)            (3,521)
Divestiture                                                            --              1,617
Other                                                                  64                266
                                                                 --------           --------
Net cash flow used for investing activities                       (12,228)            (8,551)
                                                                 --------           --------

FINANCING ACTIVITIES
Borrowings under (repayments of) notes payable to banks            (7,317)             5,991
Purchase of treasury stock                                             --               (332)
                                                                 --------           --------
Net cash flow from (used for) financing activities                 (7,317)             5,659
                                                                 --------           --------

Effect of exchange rate changes on cash                                25                319
                                                                 --------           --------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                     1,817             (2,537)
Cash and equivalents, beginning                                     2,807              4,715
                                                                 --------           --------
Cash and equivalents, ending                                     $  4,624           $  2,178
                                                                 ========           ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                $  8,489           $  1,089
Interest paid                                                         291                344


See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the company's 1999 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the company's 1999 Annual Report on Form 10-K. These accompanying interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2. The accompanying condensed consolidated financial statements of JLK Direct Distribution Inc. include the operations of J&L America, Inc. (J&L), a previously wholly-owned subsidiary of Kennametal Inc. (Kennametal), and Full Service Supply (FSS), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the company had no separate legal status or existence. Kennametal incorporated the company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. Kennametal currently owns approximately 83 percent of the outstanding stock of the company.

3. During the December 1999 quarter, Kennametal announced that it engaged an investment bank to explore strategic alternatives regarding its ownership in the company, including a possible divestiture. At that time, Kennametal management believed a divestiture might enhance growth prospects for both Kennametal and the company by allowing each company to focus on its core competencies. Kennametal completed a thorough and disciplined process of evaluating strategic alternatives and on May 2, 2000, decided to terminate consideration of a possible divestiture at this time, although Kennametal management continues to believe there may be better owners for the company.

4. For purposes of determining the average number of dilutive shares outstanding for the three and nine months ended March 31, 2000, weighted average shares outstanding for the basic earnings per share calculation were increased due to the dilutive effect of unexercised stock options by 5,753 and 325, respectively. The dilutive effect of unexercised stock options for the nine months ended March 31, 1999 was 4,254. There was no dilutive effect from unexercised stock options for the three months ended March 31, 1999. Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the year.

5. Comprehensive income for the three and nine months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                          Three Months Ended                Nine Months Ended
                                                              March 31,                         March 31,
                                                       -----------------------          -------------------------
                                                        2000             1999            2000              1999
                                                        ----             ----            ----              ----
     Net income                                        $6,279           $6,357          $14,745           $15,293
     Foreign currency translation adjustments            (176)              53             (365)               31
                                                       ------           ------          -------           -------
     Comprehensive income                              $6,103           $6,410          $14,380           $15,324
                                                       ======           ======          =======           =======

     Accumulated other comprehensive loss consists solely of cumulative foreign currency translation adjustments.

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

7. In connection with fiscal 1998 and 1997 acquisitions, the company entered into employee retention and non-compete agreements. The remaining liability for these agreements, and other similar agreements from previous acquisitions, recorded in other current liabilities at March 31, 2000 and June 30, 1999 was $1.9 million and $2.5 million, respectively, and in other liabilities was $1.6 million and $2.9 million, respectively.

8. The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows (in thousands):

                                                          Three Months Ended                Nine Months Ended
                                                              March 31,                         March 31,
                                                       -----------------------          -------------------------
                                                        2000             1999            2000              1999
                                                        ----             ----            ----              ----
     Purchases from Kennametal and subsidiaries        $16,252         $13,815          $61,220           $39,993
     Sales to Kennametal and subsidiaries                2,197           4,134            6,720            10,349

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

                                                          Three Months Ended                Nine Months Ended
                                                              March 31,                         March 31,
                                                       -----------------------          ------------------------
                                                        2000             1999            2000              1999
                                                        ----             ----            ----              ----
          Administrative services agreement            $1,008           $1,686          $3,668            $4,928
          Warehousing agreement                            72              915             324             2,939
          Shared facilities agreement                      42              105            (152)              365
          Lease agreement                                  26               26              79                79
                                                       ------           ------          ------            ------
          Total costs charged by Kennametal            $1,148           $2,732          $3,919            $8,311
                                                       ======           ======          ======            ======

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Under the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, the company earned interest income of $0.3 million and $0.9 million for the three and nine months ended March 31, 2000, respectively. The company incurred interest expense of $0.1 million and $0.5 million for the three and nine months ended March 31, 1999, respectively.

9. On March 31, 1999, the company sold the assets of the steel mill business of its subsidiary, Strong Tool Co., for approximately $1.6 million. There was no significant impact on earnings as a result of this sale. The steel mill business had annual sales of approximately $18.0 million. As this business was marginally profitable, the effect on net income and diluted earnings per share as a result of this sale is not material.

10. On June 18, 1999, Kennametal entered into an agreement with a financial institution whereby Kennametal securitizes, on a continuous basis, an undivided interest in a pool of Kennametal's domestic trade accounts receivable. Pursuant to this agreement, at March 31, 2000, the company sold $29.7 million of its domestic accounts receivable to Kennametal, in exchange for a note receivable from Kennametal consistent with the Intercompany Debt/Investment and Cash Management Agreement. The costs incurred by the company under this program were $0.3 million and $0.9 million for the three and nine months ended March 31, 2000, respectively, as a result of the discount on the sale of the accounts receivable. These costs are accounted for as a component of Interest Expense (Income) and Other.

11. The company reports two segments consisting of J&L and FSS. The company's corporate level expenses are included entirely in the J&L segment. The company's external sales, intersegment sales and operating income by segment for the three and nine months ended March 31, 2000 and 1999 are as follows (in thousands):

                                           Three Months Ended                  Nine Months Ended
                                                March 31,                          March 31,
                                       --------------------------          --------------------------
                                         2000              1999              2000              1999
                                         ----              ----              ----              ----
     External sales:
        J&L                            $ 96,507          $103,232          $271,589          $305,470
        FSS                              37,017            35,074            99,979            98,333
                                       --------          --------          --------          --------
     Total external sales              $133,524          $138,306          $371,568          $403,803
                                       ========          ========          ========          ========

     Intersegment sales:
        J&L                            $  1,417          $    625          $  2,778          $  1,758
        FSS                                  --                --                --                --
                                       --------          --------          --------          --------
     Total intersegment sales          $  1,417          $    625          $  2,778          $  1,758
                                       ========          ========          ========          ========

     Total sales:
        J&L                            $ 97,924          $103,857          $274,367          $307,228
        FSS                              37,017            35,074            99,979            98,333
                                       --------          --------          --------          --------
     Total sales                       $134,941          $138,931          $374,346          $405,561
                                       ========          ========          ========          ========

     Operating income:
        J&L                            $  7,060          $  6,749          $ 16,479          $ 16,644
        FSS                               3,303             3,935             7,952             9,391
                                       --------          --------          --------          --------
     Total operating income            $ 10,363          $ 10,684          $ 24,431          $ 26,035
                                       ========          ========          ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

NET SALES

Net sales for the March 2000 quarter were $133.5 million, a decrease of three percent from $138.3 million last year, due solely to the divestiture of the Strong Tool Co. steel mill business on March 31, 1999. For the nine months ended March 31, 2000, sales were $371.6 million, a decline of eight percent from $403.8 million in the same period a year ago. Excluding the sales of the Strong Tool Co. steel mill business, sales were down five percent for the nine months ended March 31, 2000.

J&L sales totaled $96.5 million for the March quarter, a decrease of seven percent from the same quarter in the prior year. Excluding the divestiture of the Strong Tool Co. steel mill business, sales were down two percent from last year. The remainder of the decline is due to continued weakness in the end markets, predominately energy. For the nine months ended March 31, 2000, sales were $271.6 million, a decline of 11 percent from $305.5 million in the same period a year ago due to the factors mentioned above.

Full Service Supply (FSS) sales were $37.0 million for the March quarter, an increase of six percent from the same quarter in the prior year. FSS sales growth is due to the year-over-year increase in the number of customers served as the company implemented new programs in the current quarter. For the nine months ended March 31, 2000, sales of $100.0 million increased two percent compared to sales of $98.3 million in the same period a year ago due to the factor mentioned above. However, growth was curtailed by the implementation of a new business system in the September 1999 quarter, as management delayed the start of new programs in order to focus attention on keeping existing customers serviced. Sales growth in FSS has resumed as the company completed the business system implementation in the FSS segment. The company provided FSS programs to 162 customers covering 252 different facilities at March 31, 2000, compared to 139 customers covering 220 different facilities at March 31, 1999.

GROSS PROFIT

Gross profit for the March 2000 quarter was $43.0 million, a decrease of two percent from $44.1 million in the prior year due to the sales decline. The gross profit margin for the March 2000 quarter was 32.2 percent compared to 31.9 percent in the prior year due to elimination of lower margin sales from the Strong Tool Co. steel mill business. For the nine months ended March 31, 2000, gross profit was $119.6 million, a decline of eight percent from $129.9 million in the same period a year ago due to the factors mentioned above.

OPERATING EXPENSES

Operating expenses declined two percent to $32.6 million for the March 2000 quarter from $33.4 million in the same period a year ago. Operating expenses decreased primarily as a result of ongoing cost-reduction actions and workforce reductions implemented in September 1999. As a percentage of sales, operating expenses were 24.4 percent compared to 24.1 percent in the prior year due to the decline in sales levels. For the nine months ended March 31, 2000, operating expenses were $95.1 million, a decline of eight percent from $103.8 million in the same period a year ago due to the factors mentioned above and cost reduction actions implemented in November 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Also included in operating expenses were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Net charges from Kennametal were $1.1 million in the March 2000 quarter, a decrease of 58 percent from $2.7 million in the prior year due to a reduction in warehouse and administrative charges. The decline in warehouse charges from Kennametal of $0.8 million is due to the company assuming the operation of several warehouses previously operated by Kennametal and the closure of a commonly-operated facility in the September 1999 quarter. The decline in the administrative charges of $0.7 million is due to the assumption of more administrative functions by the company in fiscal 2000. For the nine months ended March 31, 2000, net charges from Kennametal were $3.9 million, a decrease of 53 percent from $8.3 million in the same period a year ago due to the factors mentioned above.

INTEREST EXPENSE (INCOME) AND OTHER

Included in interest expense (income) and other is net interest income from Kennametal of $0.3 million and $0.9 million for the three and nine months ended March 31, 2000, respectively. The company incurred interest expense from Kennametal of $0.1 million and $0.5 million during the three and nine months ended March 31, 1999, respectively, due to amounts borrowed under notes payable to Kennametal. Also included in interest expense and other is the loss on the sale of accounts receivable to Kennametal of $0.3 million and $0.9 million for the three and nine months ended March 31, 2000, respectively, in connection with Kennametal's accounts receivable securitization program.

INCOME TAXES

The effective tax rate for the three and nine months ended March 31, 2000 was
39.5 percent, which remained relatively constant when compared to the same periods in the prior year.

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

Net cash from operating activities was $21.3 million for the nine months ended March 31, 2000. Compared to the prior year, the increase in net cash from operations was realized due to the sale of additional accounts receivable of $10.4 million to Kennametal and improved working capital requirements of $10.0 million, despite a $12.7 million investment in inventory purchased from Kennametal during the first quarter of fiscal 2000. This purchase was necessary in order for JLK to have access to Kennametal's branded inventory for sale to FSS customers subsequent to the implementation of the new business system for FSS.

Net cash used for investing activities was $12.2 million for the nine months ended March 31, 2000. The increase in net cash used for investing activities compared to the prior year resulted from a further increase of $3.4 million in a note receivable from Kennametal as a result of the accounts receivable securitization program, partially offset by a decline in capital expenditures of $1.5 million. Net cash

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

used for investing activities for the nine months ended March 31, 1999 includes proceeds of $1.6 million from the divestiture of the Strong Tool Co. steel mill business.

Net cash used for financing activities was $7.3 million for the nine months ended March 31, 2000 and solely reflected the repayment of amounts borrowed under notes payable to banks. Financing activities in the prior year include $6.0 million borrowed under notes payable to banks to fund working capital needs.

In June 1998, the company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. During the nine months ended March 31, 1999, the company repurchased 15,000 Class A shares at a total cost of $0.3 million. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchase of common stock was financed principally by available funds and short-term borrowings.

FINANCIAL CONDITION

The company's financial condition continues to remain strong. Total assets were $305.2 million at March 31, 2000, up 11 percent from $275.0 million at June 30, 1999. Net working capital increased to $144.1 million at March 31, 2000, up 12 percent from $128.3 million at June 30, 1999. The company decreased its debt level to $0.4 million at March 31, 2000 due to increased cash from operations.

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

The second phase is expected to be initiated in mid-2000, and tested and completed thereafter. Due to the timing of the completion of this phase, the company modified the existing non-compliant business systems to ensure the catalog operations are supported by a year 2000 compliant information system. Successful testing of these modifications was performed in September 1999.

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

STRATEGIC ALTERNATIVES

During the December 1999 quarter, Kennametal announced that it engaged an investment bank to explore strategic alternatives regarding its ownership in the company, including a possible divestiture. At that time, Kennametal management believed a divestiture might enhance growth prospects for both Kennametal and the company by allowing each company to focus on its core competencies. Kennametal completed a thorough and disciplined process of evaluating strategic alternatives and on May 2, 2000, decided to terminate consideration of a possible divestiture at this time, although Kennametal management continues to believe there may be better owners for the company.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits

                  (27) Financial Data Schedule for the nine months ended March 31, 2000, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JLK DIRECT DISTRIBUTION INC.


Date:  May 12, 2000                                 By: /s/ DIANA L. SCOTT
                                                       ------------------------
                                                        Diana L. Scott
                                                        Vice President,
                                                        Chief Financial Officer,
                                                        and Treasurer