Form 10-K405
period 2000-06-30
JLK DIRECT DISTRIBUTION INC
filed 2000-09-27
CIK 1038243

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                              1600 TECHNOLOGY WAY
                                 P. O. BOX 231
                          LATROBE, PENNSYLVANIA 15650
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 724-539-5000

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                                           Name of each exchange on which registered
         -------------------                                           -----------------------------------------
         Class A Common Stock, par value $.01 per share                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 5, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $11,900,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Common Stock have been deemed affiliates.

As of September 5, 2000, there were 4,288,410 shares of Class A Common Stock and 20,237,000 shares of Class B Common Stock outstanding.

================================================================================

                                TABLE OF CONTENTS


Item No.                                                                                                  Page
--------                                                                                                  ----
                                                    PART I

    1.     Business......................................................................................    3
    2.     Properties....................................................................................    7
    3.     Legal Proceedings.............................................................................    7
    4.     Submission of Matters to a Vote of Security Holders...........................................    7


                                                   PART II

    5.     Market for the Registrant's Common Stock and Related Shareowner Matters.......................    8
    6.     Selected Financial Data.......................................................................    8
    7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........    9
   7a.     Quantitative and Qualitative Disclosures About Market Risk....................................   16
    8.     Financial Statements and Supplementary Data...................................................   17
    9.     Changes in and Disagreements on Accounting and Financial Disclosure...........................   36


                                                  PART III

   10.     Directors and Executive Officers of the Registrant............................................   37
   11.     Executive Compensation........................................................................   38
   12.     Security Ownership of Certain Beneficial Owners and Management................................   45
   13.     Certain Relationships and Related Transactions................................................   47


                                                  PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   54

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW
JLK Direct Distribution Inc. (the company or JLK) was incorporated in Pennsylvania in 1997 and is one of the largest suppliers of a broad range of metalworking consumables and related products to customers in the United States, offering a full line of cutting tools, carbide and other tool inserts, abrasives, drills, machine tool accessories, hand tools and other industrial supplies. To meet the varying supply needs of small-, medium- and large-sized customers, the company offers: (i) a direct-marketing program, through J&L Industrial Supply (J&L), whereby the company supplies small- to large-sized customers through mail-order catalogs, retail showrooms, a distributor-based direct field sales force, and e-commerce, and (ii) integrated industrial supply or Full Service Supply (FSS) programs, whereby medium- and large-sized industrial manufacturers engage the company to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support. The company also conducts its direct-marketing program for small- and medium-sized customers in the United Kingdom and Germany. The company reports two operating segments consisting of J&L and FSS. The company's sales and operating income by segment are presented in the Notes to the Consolidated Financial Statements contained herein in Item 8 - Financial Statements and Supplementary Data. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30.

The company is a subsidiary of Kennametal Inc. (Kennametal). Kennametal is a global leader engaged in the manufacture, purchase and distribution of a broad range of tools, tooling systems, and solutions to the metalworking, mining, oil and energy industries, and wear-resistant parts for a wide range of industries. Kennametal's metalworking tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. Kennametal also manufactures and markets a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. Kennametal also manufactures tungsten carbide products used in engineered applications, mining and highway construction, and other similar applications, including circuit board drills, compacts and metallurgical powders.

This Form 10-K contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and, to a lesser extent, Europe, are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition and the risks associated with the implementation of restructuring actions. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

Disclosure materials, including a tender offer statement describing the definitive merger agreement for Kennametal for acquiring the outstanding shares of JLK that Kennametal does not already own, and the structure of the transaction, will be filed with the Securities and Exchange Commission (SEC) and transmitted to the minority shareholders of JLK for their careful review. Investors and security holders of JLK are urged to read these disclosure materials when they become available because they will contain important information. When these and other documents are filed with the SEC, they may be obtained for free at the SEC's website at www.sec.gov. Copies of these documents, when available, may also be obtained free of charge from Kennametal and JLK.

INDUSTRY OVERVIEW
The company operates in a large, fragmented industry characterized by multiple channels of distribution. The company believes that there are numerous small retailers, dealers and distributors, substantially most having annual sales of less than $10.0 million that supply a majority of this market. The distribution channels in the metalworking consumables and related products markets include retail outlets, small dealers, regional and national distributors utilizing direct sales forces and manufacturers' representatives.

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

Through the company's integrated FSS programs, which focus on the acquisition, possession and use of metalworking consumables and related products, each activity is performed only once. The procurement of industrial supplies is generally outside the core activity of most manufacturers. For example, industrial supplies generally are purchased by personnel whose expertise in purchasing these items is limited. In addition, supplies typically are stored in a number of locations within an industrial facility, resulting in excess inventories and duplicate purchase orders. Finally, the company believes industrial supplies are frequently purchased by multiple personnel in uneconomic quantities, and a substantial portion of most facilities' industrial supplies are one-time purchases that entail higher per item prices and time-consuming administrative efforts. As a result, the company believes there often is potential to manage the industrial supply procurement process more efficiently and with greater cost savings.

Despite the apparent inefficiencies of the traditional industrial supply purchasing process, long-standing relationships with local retailers and distributors have generally perpetuated the status quo. Due to limited capital availability, high operating cost structures and smaller sales volumes, suppliers to the industrial market are experiencing increasing pressure to consolidate and curtail services and certain product lines in order to remain competitive. Even distributors with extensive field sales forces are finding it increasingly difficult to visit all buyers cost-effectively and to provide the support necessary to satisfy their demands for cost containment and improved efficiency. The company believes that the relative inability of traditional distribution channels to respond to these changing industry dynamics has created a continuing opportunity for the growth of direct marketing and integrated supply organizations such as the company. As a result of these dynamics, non-traditional distributors, such as the company, have captured an increasing share of sales by providing lower total purchasing costs, better product selection and a higher level of service. As a leading non-traditional supplier with proven capabilities both in direct marketing and integrated supply, the company believes it is well positioned to take advantage of present market dynamics and enjoy growth in market share.

BUSINESS STRATEGY
The company's business strategy is to become the preferred supplier of metalworking consumables and related products to the metalworking industry by being a one-stop shop for metalworking products for customers of any size and by offering managed solutions for larger customers. The company's products are marketed under various trademarks and tradenames, such as JLK Direct*, JLK*, J&L*, Full Service Supply*, FSS* and Kennametal*.

J&L serves the needs of predominantly small- and medium-sized metalworking customers by offering 145,000 stock keeping units (SKUs) through the company's 2,372-page master catalog, monthly promotional sales flyers, additional mailings and advertisements, telemarketing efforts and direct sales efforts. The company has 30 showrooms, including five distribution centers in the United States and one distribution center in the United Kingdom. Additionally, the company has one distribution center in Germany, and 12 other locations added through acquisitions. These other locations will be reported as such until they have been converted into a showroom or a distribution center, or closed.

The company offers customers the advantages of (i) a single source of supply for all metalworking consumables and related products, (ii) a tiered product offering (such as "good," "better" and "best"), (iii) same-day pickup or delivery for the most popular products stocked at showrooms, (iv) same-day direct shipping and (v) an order entry system that tracks product availability and pricing, provides technical product information and results in an order being completed in an average time of three minutes. The company has a dedicated sales force based in each showroom who actively call on targeted customers. In addition, the company serves the needs of medium- and large-sized customers through a technically oriented outside sales force. This sales force is largely comprised of employees of acquired companies.

FSS programs allow customers to achieve substantial cost savings in metalworking consumables and overall manufacturing processes by outsourcing the entire process of acquiring and possessing metalworking and related products at manufacturing facilities. Customers, such as General Motors Corporation, Allied Signal and Baker Hughes, use FSS programs at designated manufacturing facilities to (i) consolidate all metalworking consumables and related product purchases with one vendor, (ii) eliminate a significant portion of the administrative overhead burden associated with the internal purchasing function, (iii) ensure appropriate technical expertise in the selection and use of supplies for complex metalworking processes and (iv) minimize the level of investment in tooling


--------------------------------------------------------------------------------
* Trademark owned by Kennametal Inc. or its subsidiaries, including JLK Direct Distribution Inc.

inventory, thereby reducing inventory carrying costs. The company's technical experts customize and manage a comprehensive computerized product identification, tracking and purchasing system that analyzes and optimizes supply usage, helps select appropriate products and allows for "just-in-time" replacement of inventory. To increase efficiency and maximize cost savings for its customers, the company also provides ongoing application assistance in the usage of metalworking tools. The company believes FSS programs typically reduce customers' costs of acquiring, possessing and using metalworking products by approximately 5 to 20 percent per year.

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

COMPETITION
The metalworking supply industry is large, fragmented and highly competitive. The company faces competition (i) in the small- and medium-sized metalworking markets from traditional channels of distribution such as retail outlets, small dealers, regional or national distributors utilizing direct sales forces, and manufacturers' representatives and (ii) in the large industrial metalworking market from large distributors and other companies, offering varying degrees and types of integrated industrial supply programs. The company believes sales of metalworking products will become more concentrated over the next few years, which may make the industry more competitive. Certain of the company's competitors offer a greater variety of products (including nonmetalworking products) and have greater financial and other resources than the company. The company believes customer purchasing decisions are primarily based on one or more of the following criteria: product price, product selection, product availability, superior customer service, total cost of acquisition, possession and use of products and convenience. The company seeks to distinguish itself from other direct marketers and distributors of industrial supplies through its national presence and metalworking focus, its application of information technology and its attractive, modern showrooms.

SUPPLIERS
The company purchases substantially all products for direct marketing and FSS programs from approximately 800 vendors. Approximately 19 percent, 15 percent and 16 percent of the company's sales were of Kennametal products in 2000, 1999 and 1998, respectively. Other than Kennametal, the company is not materially dependent on any one supplier or small group of suppliers. If an FSS program customer desires to continue ordering a particular brand of metalworking tool or obtains or has a contract providing for more favorable pricing than the company generally obtains, the company will assume that contract or enter into a similar contract for the limited purpose of supplying such product to that customer. Other than Kennametal, no single supplier accounted for more than 5 percent of the company's total purchases in 2000, 1999, or 1998.

ACQUISITIONS AND DIVESTITURE
During 1998, the company acquired the following distributors of metalcutting tools and industrial supplies:

           Date Acquired                   Acquisition                Acquisition Headquarters
        --------------------------------------------------------------------------------------
        October 1997          Car-Max Tool & Cutter, Inc.            Rockford, Ill.
        December 1997         GRS Industrial Supply Co.              Grand Rapids, Mich.
        January 1998          Production Tools Sales, Inc.           Dallas, Texas
        March 1998            Dalworth Tool & Supply, Inc.           Arlington, Texas
        March 1998            ATS Industrial Supply Company          Salt Lake City, Utah
        May 1998              Strong Tool Co.                        Cleveland, Ohio
        --------------------------------------------------------------------------------------

There were no acquisitions during 2000 or 1999. All acquisitions were accounted for under the purchase method of accounting. In the March 1999 quarter, the company sold the assets of the steel mill business of its subsidiary, Strong Tool Co. Because this business was marginally profitable, the company incurred a slightly unfavorable impact on earnings as a result of this sale.

As the industrial supply industry continues to consolidate, the company will consider acquisitions to supplement its growth strategy if opportunities arise. The Company may also consider strategic alternatives with its businesses, including divestitures, to increase financial performance. From time to time, the company has engaged in, and will continue to engage in, preliminary discussions with respect to potential acquisitions or divestitures. The company is not currently a party to any oral or written acquisition agreement with respect to any material acquisition or divestiture candidate.

SEASONALITY
Seasonal variations do not have a major effect on the company's business. However, to varying degrees, traditional summer vacations and holidays often affect the company's sales levels during the first and second quarters of its fiscal year.

INFORMATION SYSTEMS
The sophisticated information systems used by the company allow centralized management of key functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. These systems enable the company to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. In addition, these systems enable the company to achieve cost savings, deliver exceptional customer service, manage its operations centrally and manage its FSS programs. Certain of the company's information systems operate over a wide-area network and represent real-time systems that allow each distribution center to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other performance measures. The company also maintains buying and inventory management systems that monitor substantially all its SKUs and produces requisitions to purchase inventory from vendors for replenishment based on projected customer ordering models. The company has invested significant resources in developing an extensive customer and prospect database, which includes detailed information, including customer size, industry of operation, various demographic and geographic characteristics and purchase histories of company products. The company also provides EDI invoicing, funds transfer, ordering, shipping and acknowledgment to large customers.

In order to handle the company's future growth and to prepare for the year 2000, the company implemented a new business system, HK System's Enterprise Information System (Enterprise System) in the FSS business. The Enterprise System interfaces with Kennametal's SAP system and provides the pre-existing functionality of FSS' legacy system, as well as numerous enhancements. In addition, the Enterprise System can enable all areas of the company to function on one common business system, including the direct marketing program, the FSS programs and all acquisitions.

EMPLOYEES
As of June 30, 2000, the company employed approximately 1,320 employees, none of whom are represented by a labor union. The company considers its relationships with employees to be good and has experienced no work stoppages.

CORPORATE SUBSIDIARIES
The following is a summary of the company's consolidated subsidiaries at June 30, 2000:

J&L Industrial Supply Ltd., Canada
J&L Industrial Supply U.K., England (branch)
J&L Werkzeuge und Industriebedarf GmbH, Germany
Abrasive & Tool Specialties Company, United States
GRS Industrial Supply Company, United States
J&L America, Inc., United States
Production Tools Sales, Inc., United States
Strong Tool Co., United States

ITEM 2. PROPERTIES

PROPERTIES
The company's principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania 15650. The company's headquarters and distribution centers, all of which are leased, are as follows:

                                                                                               LEASE         APPROXIMATE
        LOCATION                                  DESCRIPTION                               EXPIRATION       SQUARE FEET
        --------                                  -----------                               ----------       -----------
Charlotte, N.C.                         Distribution Center & Showroom                       June 2007           46,000
Elk Grove Village, Ill.                 Distribution Center & Showroom                        May 2005          128,000
Carrollton, Texas                       Distribution Center & Showroom                       July 2001           44,000
Wednesbury, West Midlands,              Distribution Center, Showroom & European             June 2013           93,000
  United Kingdom                          Headquarters
Livonia, Mich. (1)                      Distribution Center, Showroom & North                Feb. 2001 -        187,000
                                          American Headquarters                              Feb. 2004
Los Angeles, Calif.                     Distribution Center & Showroom                       June 2007           47,000
Neunkirchen, Germany (2)                Distribution Center                                 Sept. 2000            2,200

(1) The company maintains its North American Headquarters and Livonia Distribution Center in four separate locations in Livonia, Mich.

(2) Shared location with Kennametal. The approximate square feet noted herein only represents the square footage of the office space leased by the company at this location. This warehouse is managed by Kennametal. Therefore, a portion of the operating costs of this warehouse is billed to the company through warehousing agreements with Kennametal.

In addition, the company maintains 24 other showrooms, all but one of which is leased, in 15 states, ranging in size from 6,000 to 24,000 square feet. The leases for these showrooms will expire at various periods between July 2000 and April 2004.

The company also leases 11 locations and owns one location, in six states, as a result of recent acquisitions. These locations range in size from 3,500 to 30,000 square feet, with the leases expiring at various periods between September 2000 and June 2002.

ITEM 3. LEGAL PROCEEDINGS

In July 2000, the company, its directors (including one former director) and Kennametal were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with Kennametal's proposal to acquire the outstanding stock of the company not owned by Kennametal. The company believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time. Management believes that any losses derived from the final outcome of these actions and proceedings will not be material in the aggregate to the company's financial condition.

Other than noted above, there are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

The company's Class A Common Stock is traded on the New York Stock Exchange (symbol JLK). As of September 5, 2000 the approximate number of holders of record of the Class A Common Stock was 75 and Class B Common Stock was one. Stock price ranges are as follows:

QUARTER ENDED:                   SEP. 30                DEC. 31                 MAR. 31                JUN. 30
--------------                   -------                -------                 -------                -------
   2000:
   High                          $10 5/8                $10 5/8                 $11 11/16               $9 1/4
   Low                             7                      7 1/4                   8 1/4                  4 1/2

   1999:
   High                          $22 3/8                $13 1/8                 $13 1/2                $12 3/8
   Low                            10 1/2                  9 1/4                   7 7/8                  8 3/8

The company has not declared cash dividends on either the Class A or Class B Common Stock and does not have any plans to pay any cash dividends on either issue in the foreseeable future. The company anticipates that any earnings that might be available to pay dividends on either issue will be retained to finance the business of the company.

USE OF PROCEEDS FROM REGISTERED SECURITIES
On July 2, 1997, the company consummated the initial public offering of 4,897,000 shares of its Class A Common Stock at a price of $20.00 per share (the Offering). The net proceeds from the Offering, after deducting underwriting discounts and estimated expenses, were $90.4 million and represented approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in 1997 and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to pay for 1998 acquisitions.

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

                                                                               Year Ended June 30,
                                                                               -------------------
(in thousands, except per share data)                2000             1999            1998             1997            1996
                                                     ----             ----            ----             ----            ----
INCOME STATEMENT DATA:
   Net sales                                       $499,293         $531,642        $425,348         $316,189        $243,969
   Cost of goods sold                               340,334          361,717         277,417          213,020         166,326
                                                   --------         --------        --------         --------        --------
   Gross profit                                     158,959          169,925         147,931          103,169          77,643
   Operating expense                                130,785          135,393         106,623           70,976          52,761
                                                   --------         --------        --------         --------        --------
   Operating income                                  28,174           34,532          41,308           32,193          24,882
   Interest expense (income) and other                 (162)             881          (3,068)             368              --
                                                   --------         --------        --------         --------        --------
   Income before provision for income taxes          28,336           33,651          44,376           31,825          24,882
   Provision for income taxes                        10,993           13,291          17,300           12,518           9,819
                                                   --------         --------        --------         --------        --------
   Net income                                      $ 17,343         $ 20,360        $ 27,076         $ 19,307        $ 15,063
                                                   ========         ========        ========         ========        ========

                                                                               Year Ended June 30,
                                                                               -------------------
(in thousands, except per share data)                   2000             1999             1998             1997             1996
                                                        ----             ----             ----             ----             ----
PER SHARE DATA:
   Basic earnings per share                          $     0.71       $     0.83       $     1.08               --               --
                                                     ==========       ==========       ==========       ==========       ==========
   Diluted earnings per share                        $     0.71       $     0.83       $     1.07               --               --
                                                     ==========       ==========       ==========       ==========       ==========
   Basic weighted average shares outstanding             24,513           24,510           25,138               --               --
                                                     ==========       ==========       ==========       ==========       ==========
   Diluted weighted average shares outstanding           24,515           24,513           25,277               --               --
                                                     ==========       ==========       ==========       ==========       ==========
   Pro forma basic and diluted
     earnings per share (1)                                  --               --               --       $     0.92       $     0.72
                                                     ==========       ==========       ==========       ==========       ==========
   Pro forma weighted and diluted weighted
     average shares outstanding (1)                          --               --               --           20,897           20,897
                                                     ==========       ==========       ==========       ==========       ==========

                                                                                    June 30,
                                                                                    --------
(dollars in thousands)                                  2000             1999             1998             1997             1996
                                                        ----             ----             ----             ----             ----
BALANCE SHEET DATA:
   Working capital                                   $  149,587       $  128,317       $  109,314       $   61,472       $   73,263
   Total assets                                         290,227          274,989          275,586          165,488          121,045
   Shareowners' equity                                  232,477          215,874          195,935           92,731           97,991

                                                                               Year Ended June 30,
                                                                               -------------------
(dollars in thousands)                                  2000             1999             1998             1997             1996
                                                        ----             ----             ----             ----             ----
SELECTED OPERATING DATA:
   Active direct marketing customers (2)(3)             126,000          123,000          112,000           96,000           77,000
   Number of SKUs (3)(4)                                145,000          130,000          110,000          100,000           80,000
   Number of publications per year                           92               62               48               26               19
   Total number of publications mailed                8,500,000        9,100,000        6,400,000        4,100,000        3,700,000
   Direct-mail costs (5)                             $    6,864       $    9,982       $    6,974       $    6,301       $    4,249
   Showroom and distribution facilities (3)                  31               32               34               24               19
   Acquisition locations (3)(6)                              12               13               21                4               --
   Full Service Supply programs:
       Customers (2)(3)                                     188              150              115               60               42
       Site locations (3)                                   283              231              194              120               86

     (1) Gives effect to the issuance of 20,897,000 shares of Class B Common Stock to Kennametal for the periods presented.
     (2) Number of customers that have purchased products from the company within the 12 months preceding the relevant period end.
     (3)  Represents data at period end.
     (4) Represents the number of SKUs offered in the United States. The number of SKUs offered in European markets range from 70,000 to 75,000; 45,000 to 75,000; and 45,000 to 60,000 SKUs for 2000, 1999 and 1998,
          respectively.
     (5)  Direct-mail costs include direct production and mailing costs.
     (6) Represents locations acquired through acquisitions that have not yet been converted into a showroom or a distribution center, or closed.

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

On July 2, 1997, the company consummated the IPO whereby 4,897,000 shares of its Class A Common Stock were issued at a price of $20.00 per share. The net proceeds from the IPO were $90.4 million and represented the sale of approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in 1997 and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to pay for 1998 acquisitions.

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

In the December 1999 quarter, Kennametal announced that it engaged an investment bank to explore strategic alternatives regarding its ownership interest in the company, including a possible divestiture. At that time, Kennametal management indicated that it believed a divestiture might enhance growth prospects for both Kennametal and the company by allowing each company to focus on its core competencies. Kennametal completed a thorough and disciplined process of evaluating strategic alternatives and on May 2, 2000, decided to terminate consideration of a possible divestiture at that time, although Kennametal management has indicated that it continues to believe there may be better owners for the company.

On July 20, 2000, Kennametal made a proposal to the company to acquire the outstanding shares of the company that it does not already own. The proposal is not conditioned on financing. Kennametal reserved the right to amend or withdraw this proposal at any time at its sole discretion.

In July 2000, the company, its directors (including a former director) and Kennametal were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the proposal of Kennametal to acquire the outstanding stock of the company not owned by Kennametal. The company believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time. Management believes that any losses derived from the final outcome of these actions and proceedings will not be material in the aggregate to the company's financial condition.

On September 11, 2000, the company and Kennametal announced that they have entered into a definitive merger agreement for Kennametal to acquire the outstanding shares of the company that Kennametal does not already own. Pursuant to the agreement, the company has agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. Following the company's purchase of shares in the tender offer, Kennametal will acquire the remainder of the minority shares at the same price in a merger. The aggregate value to acquire the minority interest of approximately 4.3 million shares would be approximately $37 million. The transaction has been unanimously approved by JLK's Board of Directors, including its special committee comprised of independent directors of the JLK Board.

RESULTS OF OPERATIONS
The following discussion should be read in connection with the consolidated financial statements of JLK and the related footnotes. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30.

OVERVIEW
Operating results for 2000 were disappointing due to, among other things, start-up issues related to the implementation of the new business system that hampered the ability to ramp-up new FSS programs and inflated operating expenses, and problems with processing and shipping orders in the U.S. catalog operations in the June quarter. Management believes the company is a good franchise and expects to improve operational efficiency and financial performance through its business improvement plan. See Business Improvement Plan herein.

JUNE 30, 2000 COMPARED TO JUNE 30, 1999
NET SALES. Net sales for 2000 were $499.3 million, a decrease of six percent from $531.6 million in 1999. Net sales declined four percent due to weakness in the end markets served by the J&L catalog business, three percent due to the divestiture of the Strong Tool Co. steel mill business, offset by increased FSS sales due to growth from new and existing programs.

J&L external sales for 2000 were $362.0 million, a decline of six percent from $400.3 million in 1999 excluding the effects of the divestiture. Net sales decreased primarily due to weakness in the industrial end markets in both the catalog business and the acquired distributors, particularly oil field services and aerospace. At June 30, 2000, J&L operated 30 showrooms, including six distribution centers, a distribution center in Germany and 12 other locations added through acquisitions. In the previous year, J&L operated 31 showrooms, including seven distribution centers, a distribution center in Germany and 13 other locations added through acquisitions.

FSS external sales for 2000 were $137.3 million, an increase of five percent from $131.3 million in 1999 due to growth in new and existing FSS programs. Sales growth in 2000 was hampered by start-up issues related to the implementation of the new business system. At June 30, 2000, FSS provided programs to 188 customers covering 283 different facilities, compared to 150 customers covering 231 different facilities at June 30, 1999.

GROSS PROFIT. Gross profit for 2000 was $159.0 million, a decrease of six percent from $169.9 million in 1999 due to lower sales levels. Gross margin for 2000 was 31.8 percent compared to 32.0 percent in 1999. The decline in the gross margin is due to a higher percentage of FSS sales, which carry lower margins, compared to the J&L catalog sales. This was partially offset by the reduction of lower-margin sales from divestiture of the steel mill business.

OPERATING EXPENSE. Operating expense for 2000 was $130.8 million, a decrease of three percent from $135.4 million in 1999. Operating expense as a percentage of sales was 26.2 percent in 2000 compared to 25.5 percent in 1999. In 2000, the company recorded a charge of $0.6 million for employee separation and $0.2 million related to costs incurred associated with the evaluation of strategic alternatives. Excluding these charges, operating expense at J&L declined $9.2 million due to on-going cost-reduction actions, while operating expense at FSS increased $3.8 million due to the implementation of the new business system and higher sales levels.

Included in the company's operating expense were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $5.1 million in 2000, a decrease of 46 percent from $9.5 million in 1999. Charges from Kennametal as a percentage of sales declined to 1.0 percent in 2000 compared to
1.8 percent in 1999, due to reductions of warehouse and administrative services charges of $3.8 million and $1.0 million, respectively, partially offset by a $0.4 million increase in shared facility charges from Kennametal. The decline in warehouse charges from Kennametal is due to the company assuming the operation of several warehouses previously operated by Kennametal and the closure of a commonly-operated facility in the September 1999 quarter. The decline in administrative charges is due to the assumption of more administrative and management information systems functions by the company in 2000.

INTEREST EXPENSE (INCOME) AND OTHER. This primarily represents net interest income from Kennametal of $1.2 million and net interest expense from Kennametal of $0.3 million in 2000 and 1999, respectively, and the net expense in connection with Kennametal's accounts receivable securitization program. The company's participation in this program resulted in the recording of the loss on the sale of accounts receivable to Kennametal of $1.2 million and $0.2 million in 2000 and 1999, respectively, and servicing revenue of $0.1 million in 2000. The interest income generated in 2000 and the increase in the loss on sale are both due to an additional 11 months of participation in the securitization program in 2000.

INCOME TAXES. The effective tax rate was 38.8 percent in 2000 compared to 39.5 percent in 1999 due to a decline in the company's effective state tax rates.

JUNE 30, 1999 COMPARED TO JUNE 30, 1998
NET SALES. Net sales for 1999 were $531.6 million, an increase of 25 percent from $425.3 million in 1998. The overall increase in sales was predominately attributable to acquisitions and growth from new FSS programs, which positively affected sales by 28 and six percent, respectively. This increase was offset by a reduction in FSS sales from the General Electric contract (GE Contract) disengagement, and the divestiture of the Strong Tool Co. steel mill business, which reduced sales by six and three percent respectively.

J&L external sales for 1999 were $400.3 million, an increase of 35 percent from $295.6 million in 1998. This increase in sales was primarily due to acquisitions, which generated $117.9 million in sales, and to a lesser extent, increased sales in Europe, which contributed two percent to sales growth. This increase was offset in part by the divestiture and lower sales of certain acquired companies due to the reduction of lower-margin business, which reduced sales by four and two percent, respectively. At June 30, 1999, J&L operated a total of 31 showrooms, including seven distribution centers, a distribution center in Germany and 13 other locations added through acquisitions, compared to 33 showrooms, including eight distribution centers, a distribution center in Germany and 21 other locations added through acquisitions at June 30, 1998.

FSS external sales for 1999 were $131.3 million, a one percent increase from $129.7 million in 1998. Excluding the effect of the GE Contract disengagement, sales increased approximately 20 percent, due to the growth in new and existing FSS programs. At June 30, 1999, FSS provided programs to 150 customers covering 231 different facilities, compared to 115 customers covering 194 different facilities at June 30, 1998.

GROSS PROFIT. Gross profit for 1999 was $169.9 million, an increase of 15 percent from $147.9 million in 1998 due to the sales increase. Gross margin for 1999 was 32.0 percent compared to 34.8 percent in 1998. The decline in the gross margin was predominately due to the lower-margin sales from acquisitions, as the gross margin in the J&L catalog business and in FSS were approximately the same as in 1998.

OPERATING EXPENSE. Operating expense for 1999 was $135.4 million, an increase of 27 percent from $106.6 million in 1998. Operating expense as a percentage of sales was 25.5 percent in 1999 compared to 25.1 percent in 1998. Operating expense at J&L increased while operating expense at FSS remained relatively flat.

J&L operating expense increased primarily as a result of increased costs from acquisitions, including higher amortization of intangible assets, which accounted for over half of the total increase. The remainder of the increase was due to the opening of new showrooms, the relocation of the United Kingdom office and distribution center, and higher direct mail costs. This was partially offset by cost-reduction actions implemented in November 1998. These cost-reduction actions involved selected workforce reductions, facility consolidations and closings and other measures. The GE Contract disengagement resulted in lower operating expense at FSS, which was offset by additional expense related to new FSS programs for customers covering more than 35 different facilities.

Included in the company's operating expense were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $9.5 million in 1999, a decrease of 22 percent from $12.1 million in 1998. Charges from Kennametal as a percentage of sales were 1.8 percent in 1999 compared to 2.8 percent in 1998. The decline in total charges from Kennametal resulted from the reduction in warehouse charges of $1.6 million in 1999 due to the company assuming the operation of several warehouses previously operated by Kennametal, the closure of another commonly-operated facility that reduced expense by $0.2 million and a reduction in administration charges of $0.8 million due to the assumption of more administrative functions by the company. Such charges are expected to continue to decline slightly in coming years.

INTEREST EXPENSE (INCOME) AND OTHER. The company incurred net interest expense from Kennametal of approximately $0.3 million and net interest income of $2.9 million during 1999 and 1998, respectively. The decrease in interest income from 1998 is due to prior year's investments made from the residual proceeds the company received from its IPO and from increased costs due to prior year acquisitions.

INCOME TAXES. The effective tax rate was 39.5 percent in 1999 compared to 39.0 percent in 1998 due, predominately, to higher amounts of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES
In 2000, the company's primary capital needs have been to fund working capital requirements, add new products and FSS programs, and implement the new business system. In addition, in 1999, the company's capital needs also included funding for direct marketing programs in the United Kingdom and in Germany. In 1998, the company used capital to fund acquisitions, as well as for the capital needs discussed above. The company's primary sources of financing have been cash from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, and in 1998, the net proceeds from the IPO. The company anticipates that its cash flows from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Pursuant to the definitive merger agreement between the company and Kennametal, the company has agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The aggregate value to acquire the minority interest of approximately 4.3 million shares would be approximately $37 million. The company will obtain the funds necessary for the purchases from the Intercompany Debt/Investment and Cash Management Agreement with Kennametal.

Net cash from operating activities was $13.7 million, $10.0 million and $30.0 million in 2000, 1999 and 1998, respectively. Compared to 1999, the increase in net cash from operations was realized due to improved working capital requirements of $13.7 million, due to management's initiatives to reduce working capital, and higher non-cash items of $1.9 million. This was partially offset by a decline in the sale of additional accounts receivable to Kennametal of $8.9 million and lower net income of $3.0 million. The working capital improvement was generated despite a $12.7 million investment in inventory purchased from Kennametal during the first quarter of 2000. This purchase was necessary in order for JLK to have access to Kennametal's branded inventory for sale to FSS customers subsequent to the implementation of the new business system by FSS.

In 1999, the decrease in cash from operations compared to 1998 was due to higher working capital requirements of $35.2 million due primarily to a reduction of accounts payable and accrued liabilities, and from lower net income of $6.7 million. This was offset by proceeds of $18.3 million from the sale of accounts receivable to Kennametal as a part of Kennametal's accounts receivable securitization program and higher non-cash items of $3.6 million.

Net cash used for investing activities was $6.9 million, $17.8 million and $70.6 million in 2000, 1999, and 1998, respectively. The reduction in net cash used for investing activities in 2000 resulted from no significant change in the balance of the note receivable from Kennametal, as the note receivable increased $10.4 million in 1999, and reduced capital expenditures of $2.0 million. This was partially offset by the $1.6 million of proceeds from the divestiture of the Strong Tool Co. steel mill business unit realized in 1999.

Compared to 1998, the decrease in cash used from investing activities in 1999 was due to a lack of acquisition activity in 1999, reduced capital expenditures of $2.6 million, and divestiture proceeds of $1.6 million. This was partially offset by incremental growth in the note receivable from Kennametal of $9.3 million due to the accounts receivable securitization program. In 1999, the balance of the note receivable from Kennametal increased $10.4 million predominately as a result of the participation in Kennametal's accounts receivable securitization program. In 1998, the company acquired six industrial supply companies for $57.3 million.

Net cash from (used for) financing activities was $(6.9) million, $5.5 million and $32.4 million in 2000, 1999 and 1998, respectively. Net cash used for financing activities in 2000 solely reflected the repayment of amounts borrowed under notes payable to banks. Compared to 1999, the change is due to borrowings of $5.8 million, compared to the repayments in 2000, and treasury stock purchases of $0.3 million.

Compared to 1998, the decline in cash flow from financing activities for 1999 was due to the reduction in proceeds from the IPO, offset by $5.8 million of the bank borrowings in 1999 compared to $28.1 million of repayments in 1998, the $15.8 million repayment of notes payable to Kennametal and a reduction in the purchase of treasury stock of $13.9 million. In 1999, the bank borrowings were used to fund capital expenditures. In 1998, the company realized proceeds of $90.4 million from the IPO, while the repayments to Kennametal were for amounts previously advanced to the company.

On June 18, 1999, Kennametal entered into an agreement with a financial institution whereby Kennametal securitizes, on a continuous basis, an undivided interest in a pool of the company's domestic trade accounts receivable. Pursuant to this agreement, the company sold $29.1 million and $18.4 million at June 30, 2000 and 1999, respectively, of its domestic accounts receivable to Kennametal in exchange for a note receivable from Kennametal consistent with the Intercompany Debt/Investment and Cash Management Agreement. The company will continue to sell receivables to Kennametal under this program as collections reduce the accounts receivable previously sold. The company will receive incremental interest income under the Intercompany Debt/Investment and Cash Management Agreement, as well as servicing revenue from the transaction. The costs incurred by the company under this program were $1.2 million and $0.2 million in 2000 and 1999, respectively, as a result of the discount on the sale of the accounts receivable. The company generated servicing revenue of $0.1 million in 2000. Both the income and expense are accounted for as a component of interest expense (income) and other.

There were no acquisitions during 2000 and 1999. During 1998, JLK acquired six companies that are engaged in the distribution of metalcutting tools and industrial supplies. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition. Of the proceeds from the company's IPO, $50.4 million were used to fund these acquisitions.

In June 1998, the company initiated a stock repurchase program to repurchase, from time-to-time, up to a total of 20 percent, or approximately 1.0 million shares, of its outstanding Class A Common Stock. There were no repurchases in 2000. In 1999 and 1998, the company repurchased 15,000 and 628,700 shares, respectively, of its Class A Common Stock at a total cost of $0.3 million and $14.2 million, respectively. The repurchases were made in the open market or in negotiated or other permissible transactions. The repurchases of common stock were financed principally by available funds and short-term borrowings.

On July 2, 1997, the company consummated an IPO whereby 4,897,000 shares of its Class A Common Stock were issued at a price of $20.00 per share. The net proceeds from the IPO were $90.4 million and represented the sale of approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to the dividend paid to Kennametal and $20.0 million to repay Kennametal for the recent acquisitions and income taxes paid for on behalf of the company. Additional net proceeds of $50.4 million were used to make acquisitions in 1998. Pending such uses, the net proceeds were loaned to Kennametal under an Intercompany Debt/Investment and Cash Management Agreement at a fluctuating rate of interest equal to Kennametal's short-term borrowing costs. Kennametal maintains unused lines of credit to enable it to repay any portion or all of such loans on demand by the company.

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

BUSINESS IMPROVEMENT PLAN
On September 12, 2000, the company announced that it expects to recognize special charges of $15 to $20 million as part of its business improvement plan. The plan is expected to be completed during the first half of 2002. Plans will include the closing and consolidation of warehouses, satellite operations and call centers, asset writedowns and associated workforce reductions.

YEAR 2000
Management believes that the company mitigated its exposure relative to year 2000 issues for both information and non-information technology systems. The company's non-compliant systems were either replaced or modified to become year 2000 compliant prior to December 31, 1999. The transition into the year 2000 resulted in no significant impact to the financial position or operations of the company. To date, the company's suppliers continue to provide the company with sufficient goods and services in the year 2000.

Cash flows from operating and financing activities provided funding for these expenditures. Expenditures incurred in 2000 and 1999 approximate $3.5 million and $8.0 million, respectively. The company does not anticipate incurring additional expenditures related to year 2000 issues.

EFFECTS OF INFLATION
Despite modest inflation in recent years, rising costs continue to affect the company's business. However, the company does not believe that inflation has had a material effect on its results of operations in recent years. The company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

TERMINATION OF GE CONTRACT
During 1997, the company finalized its plan of disengagement from an FSS program contract with General Electric Corporation (GE) for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (GE Contract). The operating margin related to the GE Contract was lower than the company's other FSS program contracts. In addition, many of the products provided by the company to GE under the GE Contract fell outside of the company's core focus on metalworking consumables and related products.

As such, after careful evaluation, the company concluded that it was not in its best interest to accede to certain price concessions requested by GE. As a result, GE served notice to the company that the GE Contract would not be renewed for a significant portion of the manufacturing facilities served by the company.

During 1998, the company completed its disengagement from the GE manufacturing sites that were discontinued. Sales to these GE sites totaled $22.9 million in 1998. In 2000 and 1999, the company did not have sales to GE for those manufacturing sites that were discontinued. The company has redeployed its resources related to the GE Contract to take advantage of requests by certain current FSS program customers to ramp-up their existing programs at an increased rate as well as to offer FSS programs to new customers.

NEW ACCOUNTING STANDARDS
In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was adopted on July 1, 2000 and had no effect on the financial condition of the company.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, however, it does not change existing accounting pronouncements on revenue recognition, but rather clarifies the SEC's position on pre-existing rules. SAB No. 101 did not require the company to change existing revenue recognition policies and, therefore, had no impact on the company's financial condition at June 30, 2000.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth summary quarterly financial information for 2000 and 1999. In the opinion of management, such information has been prepared on the same basis as the consolidated financial statements and reflects all necessary adjustments (consisting of only normal recurring adjustments) for a fair presentation of such unaudited quarterly results when read in conjunction with the consolidated financial statements and notes hereto. The operating results are not necessarily indicative of results for any future period as there can be no assurance that any trends reflected in such results will continue in the future.

                                                                              Quarter Ended
                                                                              -------------
(in thousands, except per share data)                Sep. 30            Dec. 31            Mar. 31            Jun. 30
                                                     -------            -------            -------            -------
2000:
Net sales                                           $118,315           $119,729           $133,524           $127,725
Gross profit                                          38,578             38,014             42,987             39,380
Net income                                             4,154              4,312              6,279              2,598
Basic earnings per share                                0.17               0.18               0.26               0.11
Diluted earnings per share                              0.17               0.18               0.26               0.11

1999:
Net sales                                           $131,762           $133,735           $138,306           $127,839
Gross profit                                          42,790             42,997             44,066             40,072
Net income                                             3,724              5,212              6,357              5,067
Basic earnings per share                                0.15               0.21               0.26               0.21
Diluted earnings per share                              0.15               0.21               0.26               0.21

Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the year.

In the June 2000 quarter, the company recorded a charge of $0.6 million for employee separation and $0.2 million related to costs incurred associated with the evaluation of strategic alternatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 10 to the financial statements for required disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE
Selected Quarterly Financial Data (Unaudited)                             15

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                  18

Consolidated Statements of Income                                         19

Consolidated Balance Sheets                                               20

Consolidated Statements of Cash Flows                                     21

Consolidated Statements of Shareowners' Equity                            22

Consolidated Statements of Comprehensive Income                           23

Notes to Consolidated Financial Statements                                24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREOWNERS OF JLK DIRECT DISTRIBUTION INC.

We have audited the accompanying consolidated balance sheets of JLK Direct Distribution Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareowners' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLK Direct Distribution Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP
------------------------
Arthur Andersen LLP

Pittsburgh, Pennsylvania
July 24, 2000 (except with respect to the matter discussed in Note 1, as to which the date is September 11, 2000)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
(in thousands, except per share data)                  2000               1999              1998
                                                       ----               ----              ----
OPERATIONS:
Net sales                                            $499,293           $531,642          $425,348
Cost of goods sold                                    340,334            361,717           277,417
                                                     --------           --------          --------
Gross profit                                          158,959            169,925           147,931
Operating expense                                     130,785            135,393           106,623
                                                     --------           --------          --------
Operating income                                       28,174             34,532            41,308
Interest expense (income) and other                      (162)               881            (3,068)
                                                     --------           --------          --------
Income before provision for income taxes               28,336             33,651            44,376
Provision for income taxes                             10,993             13,291            17,300
                                                     --------           --------          --------
Net income                                           $ 17,343           $ 20,360          $ 27,076
                                                     ========           ========          ========

PER SHARE DATA:
Basic earnings per share                             $   0.71           $   0.83          $   1.08
                                                     ========           ========          ========

Diluted earnings per share                           $   0.71           $   0.83          $   1.07
                                                     ========           ========          ========

Basic weighted average shares outstanding              24,513             24,510            25,138
                                                     ========           ========          ========

Diluted weighted average shares outstanding            24,515             24,513            25,277
                                                     ========           ========          ========

The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,
                                                                                            --------
(in thousands)                                                                      2000               1999
                                                                                    ----               ----
ASSETS:
Current assets:
     Cash and equivalents                                                         $  2,888           $  2,807
     Notes receivable from Kennametal                                               11,159             11,611
     Accounts receivable, less allowance for doubtful
       accounts of $995 and $981, respectively                                      49,961             53,680
     Inventories                                                                   123,436            101,770
     Deferred income taxes                                                          12,077              6,818
     Other current assets                                                              762                 52
                                                                                  --------           --------
Total current assets                                                               200,283            176,738
                                                                                  --------           --------

Property, plant and equipment:
     Land and buildings                                                              6,394              6,318
     Machinery and equipment                                                        34,206             27,419
     Less accumulated depreciation                                                 (12,464)            (8,400)
                                                                                  --------           --------
Net property, plant and equipment                                                   28,136             25,337
                                                                                  --------           --------

Other assets:
     Intangible assets, net                                                         59,088             64,383
     Deferred income taxes                                                           2,064              7,377
     Other assets                                                                      656              1,154
                                                                                  --------           --------
Total other assets                                                                  61,808             72,914
                                                                                  --------           --------
Total assets                                                                      $290,227           $274,989
                                                                                  ========           ========

LIABILITIES:
Current liabilities:
     Notes payable to banks                                                       $    790           $  7,737
     Accounts payable                                                               30,389             21,025
     Due to Kennametal and affiliates                                                7,020              4,609
     Income taxes payable                                                            2,923              4,903
     Accrued payroll and vacation pay                                                2,938              3,220
     Other                                                                           6,636              6,927
                                                                                  --------           --------
Total current liabilities                                                           50,696             48,421
                                                                                  --------           --------
Deferred income taxes                                                                2,530              5,519
Other liabilities                                                                    4,524              5,175
                                                                                  --------           --------
Total liabilities                                                                   57,750             59,115
                                                                                  --------           --------

SHAREOWNERS' EQUITY:
Preferred Stock, $.01 par value; 25,000 shares authorized; none issued                  --                 --
Class A Common Stock, $.01 par value; 75,000 shares
     authorized; 4,917 issued, 4,288 and 4,273 outstanding                              49                 49
Class B Common Stock, $.01 par value; 50,000 shares
     authorized; 20,237 issued and outstanding                                         202                202
Additional paid-in capital                                                         182,604            182,822
Retained earnings                                                                   64,779             47,436
Treasury stock, at cost, 629 and 644 shares of Class A common stock held           (14,204)           (14,529)
Unearned compensation                                                                  (91)                --
Accumulated other comprehensive loss                                                  (862)              (106)
                                                                                  --------           --------
Total shareowners' equity                                                          232,477            215,874
                                                                                  --------           --------
Total liabilities and shareowners' equity                                         $290,227           $274,989
                                                                                  ========           ========

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED JUNE 30,
                                                                                                   -------------------
(in thousands)                                                                           2000              1999              1998
                                                                                         ----              ----              ----
OPERATING ACTIVITIES:
Net income                                                                             $ 17,343          $ 20,360          $ 27,076
   Adjustments for noncash items:
     Depreciation                                                                         4,659             3,366             1,902
     Amortization                                                                         4,727             5,383             3,283
     Loss on sale of assets                                                               1,483               177               112
   Changes in certain assets and liabilities, net of effects from acquisitions and divestiture:
     Accounts receivable                                                                 (7,237)             (811)           (7,799)
     Proceeds from sale of accounts receivable                                            9,409            18,266                --
     Inventories                                                                        (22,570)           (6,208)          (10,609)
     Accounts payable and accrued liabilities                                             9,603           (28,115)           16,971
     Other                                                                               (3,739)           (2,465)             (951)
                                                                                       --------          --------          --------
Net cash flow from operating activities                                                  13,678             9,953            29,985
                                                                                       --------          --------          --------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                            (7,699)           (9,681)          (12,286)
   Notes receivable from Kennametal                                                         690           (10,442)           (1,169)
   Acquisitions, net of cash                                                                 --                --           (57,341)
   Divestiture                                                                               --             1,617                --
   Other                                                                                     82               709               179
                                                                                       --------          --------          --------
Net cash flow used for investing activities                                              (6,927)          (17,797)          (70,617)
                                                                                       --------          --------          --------

FINANCING ACTIVITIES:
   Net proceeds from initial public offering of
     Class A Common Stock                                                                    --                --            90,430
   Borrowings under (repayments of) notes
     payable to banks                                                                    (6,947)            5,822           (28,064)
   Repayments of notes payable to Kennametal                                                 --                --           (15,805)
   Purchase of treasury stock                                                                --              (332)          (14,197)
                                                                                       --------          --------          --------
Net cash flow from (used for) financing activities                                       (6,947)            5,490            32,364
                                                                                       --------          --------          --------

Exchange rate effect on cash                                                                277               446              (105)
                                                                                       --------          --------          --------

CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents                                              81            (1,908)           (8,373)
Cash and equivalents, beginning of year                                                   2,807             4,715            13,088
                                                                                       --------          --------          --------
Cash and equivalents, end of year                                                      $  2,888          $  2,807          $  4,715
                                                                                       ========          ========          ========

SUPPLEMENTAL DISCLOSURE:
Income taxes paid                                                                      $  8,663          $ 17,491          $ 15,831
Interest paid                                                                               395               471                49

The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                               YEAR ENDED JUNE 30,
                                                                                               -------------------
(in thousands)                                                                       2000             1999             1998
                                                                                     ----             ----             ----
CLASS A COMMON STOCK:
Balance at beginning of year                                                       $     49         $     49         $     --
Initial public offering of 4,897 shares of Class A Common Stock, including
   surrender of 640 shares of Class B Common Stock by Kennametal                         --               --               48
Sale and exchange of 20 shares of Class B Common Stock for Class A
   Common Stock by Kennametal                                                            --               --                1
                                                                                   --------         --------         --------
Balance at end of year                                                                   49               49               49
                                                                                   --------         --------         --------

CLASS B COMMON STOCK:
Balance at beginning of year                                                            202              202               --
Exchange of investment by and advances from Kennametal for 20,897 shares of
   Class B Common Stock                                                                  --               --              209
Surrender of 640 shares of Class B Common Stock by Kennametal                            --               --               (6)
Sale and exchange of 20 shares of Class B Common Stock for Class A
   Common Stock by Kennametal                                                            --               --               (1)
                                                                                   --------         --------         --------
Balance at end of year                                                                  202              202              202
                                                                                   --------         --------         --------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                                                        182,822          182,822               --
Issuance of Class A Common Stock under employee stock plan                             (218)              --               --
Initial public offering of 4,897 shares of Class A Common Stock, including
   surrender of 640 shares of Class B Common Stock by Kennametal                         --               --           90,388
Exchange of investment by and advances from Kennametal for 20,897 shares of
   Class B Common Stock                                                                  --               --           92,434
                                                                                   --------         --------         --------
Balance at end of year                                                              182,604          182,822          182,822
                                                                                   --------         --------         --------

RETAINED EARNINGS:
Balance at beginning of year                                                         47,436           27,076               --
Net income                                                                           17,343           20,360           27,076
                                                                                   --------         --------         --------
Balance at end of year                                                               64,779           47,436           27,076
                                                                                   --------         --------         --------

TREASURY STOCK:
Balance at beginning of year                                                        (14,529)         (14,197)              --
Issuance of Class A Common Stock under employee stock plan                              325               --               --
Purchase of treasury stock, 15 and 629 shares of Class A Common Stock
   in 1999 and 1998                                                                      --             (332)         (14,197)
                                                                                   --------         --------         --------
Balance at end of year                                                              (14,204)         (14,529)         (14,197)
                                                                                   --------         --------         --------

UNEARNED COMPENSATION:
Balance at beginning of year                                                             --               --               --
Issuance of Class A Common Stock under employee stock plan                             (106)              --               --
Amortization of unearned compensation                                                    15               --               --
                                                                                   --------         --------         --------
Balance at end of year                                                                  (91)              --               --
                                                                                   --------         --------         --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year                                                           (106)             (17)              88
Foreign currency translation adjustments                                               (756)             (89)            (105)
                                                                                   --------         --------         --------
Balance at end of year                                                                 (862)            (106)             (17)
                                                                                   --------         --------         --------

INVESTMENTS BY AND ADVANCES FROM KENNAMETAL:
Balance at beginning of year                                                             --               --           92,643
Exchange of investment by and advances from Kennametal for 20,897 shares of
   Class B Common Stock                                                                  --               --          (92,643)
                                                                                   --------         --------         --------
Balance at end of year                                                                   --               --               --
                                                                                   --------         --------         --------
Total shareowners' equity, June 30                                                 $232,477         $215,874         $195,935
                                                                                   ========         ========         ========

The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                               YEAR ENDED JUNE 30,
                                                                                               -------------------
(in thousands)                                                                       2000             1999             1998
                                                                                     ----             ----             ----
COMPREHENSIVE INCOME:
Net income                                                                         $ 17,343         $ 20,360         $ 27,076
Foreign currency translation adjustments                                               (756)             (89)            (105)
                                                                                   --------         --------         --------
Comprehensive income                                                               $ 16,587         $ 20,271         $ 26,971
                                                                                   ========         ========         ========

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

On July 2, 1997, the company consummated the IPO whereby 4,897,000 shares of its Class A Common Stock were issued at a price of $20.00 per share. The net proceeds from the IPO were $90.4 million and represented the sale of approximately 20 percent of the company's outstanding common stock. The net proceeds were used by the company to repay $20.0 million of short-term debt related to a dividend paid to Kennametal and to repay $20.0 million to Kennametal for acquisitions in 1997 and income taxes paid on behalf of the company. The remaining net proceeds of $50.4 million were used to pay for 1998 acquisitions.

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

In the December 1999 quarter, Kennametal announced that it engaged an investment bank to explore strategic alternatives regarding its ownership interest in the company, including a possible divestiture. At that time, Kennametal management indicated that it believed a divestiture might enhance growth prospects for both Kennametal and the company by allowing each company to focus on its core competencies. Kennametal completed a thorough and disciplined process of evaluating strategic alternatives and on May 2, 2000, decided to terminate consideration of a possible divestiture at that time, although Kennametal management has indicated that it continues to believe there may be better owners for the company.

On July 20, 2000, Kennametal made a proposal to the company to acquire the outstanding shares of the company that it does not already own. The proposal is not conditioned on financing. Kennametal reserved the right to amend or withdraw this proposal at any time at its sole discretion.

In July 2000, the company, its directors (including a former director) and Kennametal were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the proposal of Kennametal to acquire the outstanding stock of the company not owned by Kennametal. The company believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time. Management believes that any losses derived from the final outcome of these actions and proceedings will not be material in the aggregate to the company's financial condition.

On September 11, 2000, the company and Kennametal announced that they have entered into a definitive merger agreement for Kennametal to acquire the outstanding shares of the company that Kennametal does not already own. Pursuant to the agreement, the company has agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. Following the company's purchase of shares in the tender offer,

Kennametal will acquire the remainder of the minority shares at the same price in a merger. The aggregate value to acquire the minority interest of approximately 4.3 million shares would be approximately $37 million. The transaction has been unanimously approved by JLK's Board of Directors, including its special committee comprised of independent directors of the JLK Board.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies is presented below to assist in evaluating the company's financial statements. Unless otherwise specified, any references to a "year" is to a fiscal year ended June 30.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS
Temporary cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents consist principally of investments in money market funds and certificates of deposit.

NOTES RECEIVABLE FROM KENNAMETAL
For 2000 and 1999, notes receivable from Kennametal reflect the company's position in Kennametal's centralized cash management system (see Note 12).

INVENTORIES
Inventories are carried at the lower of cost using the first-in, first-out
(FIFO) method or market.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in net income. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from three to 40 years.

ADVERTISING AND CATALOG COSTS
Advertising costs are expensed as incurred. The costs of producing and distributing the company's catalog are initially deferred and included in other assets in the company's balance sheet. These catalog costs are amortized to expense over the projected life of a catalog, typically one year.

INTANGIBLE ASSETS
Goodwill includes an allocation from Kennametal for the excess of costs over the fair value of net assets acquired related to the historical acquisition costs of the company and includes the excess of cost over net assets of acquired companies. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. The company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The carrying value of goodwill would be adjusted to the present value of the future operating cash flows if the asset cannot be recovered over its remaining life. Other intangible assets arising from acquisitions consist of employee retention and non-compete agreements and are being amortized over the life of the agreements, which range from three to five years.

COMMON STOCK
The holders of Class A Common Stock and Class B Common Stock generally have identical rights, except that holders of Class A Common Stock are entitled to one vote per share, while holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by the company's shareowners.

ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists solely of cumulative foreign currency translation adjustments.

EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of common stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of common stock options.

For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased by 2,630; 2,622; and 139,283 in 2000, 1999 and 1998, respectively, due to the dilutive effect of unexercised stock options. Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the year.

REVENUE RECOGNITION
The company recognizes revenue from product sales upon shipment to the customer.

PRE-OPENING COSTS
Pre-opening costs related to showrooms, distribution centers and new integrated supply contracts are expensed as incurred.

INCOME TAXES
The provision for federal and state income taxes has been calculated as if the company were a stand-alone corporation filing separate tax returns. The company is included in Kennametal's federal consolidated income tax group and in certain circumstances, certain of the company's subsidiaries may be included with certain subsidiaries of Kennametal in combined, consolidated or unitary income tax groups for state and local tax purposes.

Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is "more likely than not" that some or all of a deferred tax asset will not be realized.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while sales and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive loss.

NEW ACCOUNTING STANDARDS
In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was adopted on July 1, 2000 and had no effect on the financial condition of the company.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, however, it does not change existing accounting pronouncements on revenue recognition, but rather clarifies the SEC's position on pre-existing rules. SAB No. 101 did not require the company to change existing revenue recognition policies and, therefore, had no impact on the company's financial condition at June 30, 2000.

RECLASSIFICATIONS
Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3: ACQUISITIONS AND DIVESTITURE
During 1998, the company acquired the following distributors of metalcutting tools and industrial supplies:

                                                                           Acquisition
        Date Acquired                 Acquisition                          Headquarters
     ---------------------------------------------------------------------------------------
     October 1997             Car-Max Tool & Cutter, Inc.               Rockford, Ill.
     December 1997            GRS Industrial Supply Co.                 Grand Rapids, Mich.
     January 1998             Production Tools Sales, Inc.              Dallas, Texas
     March 1998               Dalworth Tool & Supply, Inc.              Arlington, Texas
     March 1998               ATS Industrial Supply Company             Salt Lake City, Utah
     May 1998                 Strong Tool Co.                           Cleveland, Ohio
     ---------------------------------------------------------------------------------------

There were no acquisitions during 2000 or 1999. All acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired for the acquisitions was approximately $39.9 million, which has been recorded as goodwill. The net purchase price of the acquisitions in 1998 was allocated as follows (in thousands):

     Current assets                                            $ 38,360
     Property, plant & equipment                                  3,431
     Other long-term assets                                         590
     Goodwill                                                    39,850
     Current liabilities                                        (24,890)
                                                               --------
     Purchase price, net of cash                               $ 57,341
                                                               ========

The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. On a pro forma basis, as if the acquisitions had taken place at the beginning of 1998, consolidated net sales would have been $531.5 million. The pro forma impact on net income and diluted earnings per share would not be materially different from the amounts reported in 1998.

In connection with the acquisitions, the company also entered into employee retention and non-compete agreements which amounted to approximately $6.6 million and $4.1 million for the acquisitions consummated in 1998 and 1997, respectively, which have been accounted for as noncash transactions. The liability for these agreements at June 30, 2000 and 1999 recorded in other current liabilities was $1.5 million and $2.5 million, respectively, and in other liabilities was $1.1 million and $2.9 million, respectively.

On March 31, 1999, the company sold the assets of the steel mill business of its subsidiary, Strong Tool Co., for $1.6 million. There was no significant impact on earnings as a result of this sale. This business had annual sales of approximately $18.0 million. As this business was marginally profitable, the effect of this sale on net income and diluted earnings per share, for all periods presented, was not material.

NOTE 4: ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
On June 18, 1999, Kennametal entered into an agreement with a financial institution whereby Kennametal securitizes, on a continuous basis, an undivided interest in a pool of the company's domestic trade accounts receivable. Pursuant to this agreement, the company sold $29.1 million and $18.4 million at June 30, 2000 and 1999, respectively, of its domestic accounts receivable to Kennametal, in exchange for a note receivable from Kennametal consistent with the Intercompany Debt/Investment and Cash Management Agreement (see Note 12).

The costs incurred by the company under this program were $1.2 million and $0.2 million in 2000 and 1999, respectively, from the discount on the sale of the receivables. The company generated servicing revenue of $0.1 million in 2000. Both the income and expense and are accounted for as a component of interest expense (income) and other.

NOTE 5: INTANGIBLE ASSETS
Intangible assets consisted of the following:

     (in thousands)                    2000             1999
                                       ----             ----
     Goodwill                        $ 68,772         $ 68,772
     Other intangible assets            8,493            9,203
                                     --------         --------
                                       77,265           77,975
     Accumulated amortization         (18,177)         (13,592)
                                     --------         --------
     Intangible assets - net         $ 59,088         $ 64,383
                                     ========         ========

NOTE 6: NOTES PAYABLE TO BANKS
Notes payable to banks represent short-term borrowings under credit lines obtained with United States and international commercial banks. These credit lines totaled approximately $27.4 million at June 30, 2000, of which $26.6 million was unused.

The company and Kennametal are co-guarantors on a British pound 13.5 million ($20.5 million equivalent) line of credit with a bank, that matures June 30, 2001. This line of credit supports Kennametal's and the company's operations in the United Kingdom. Interest payable under the line of credit is based on one of the following rates, depending upon the manner in which the credit facility is used: the Bank's base rate, as defined in the credit facility, plus 1%, for overdrafts; or LIBOR plus 0.9%, for short-term borrowings. The effective rate was 7.0 percent and 6.0 percent at June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, total outstanding borrowings under this facility were $0.8 million and $11.9 million, respectively, of which $0.8 million and $7.7 million, respectively, were borrowed directly by the company, and are included in notes payable to banks.

The company has a DM 10.0 million ($4.9 million equivalent) line of credit with a bank to support its German operations. This line of credit is guaranteed by Kennametal, is due 30 days subsequent to any termination of this guarantee by Kennametal, and bears interest at 5.0 percent. The company also has available a credit facility with a bank aggregating $2.0 million, with interest payable at the prevailing prime interest rate. The credit facility may be terminated at the option of the bank or the company. At June 30, 2000 and 1999, no amounts were outstanding under these credit facilities.

NOTE 7: LEASES
The majority of the operations of the company are conducted on leased premises, some of which are leased from related parties. The leases (most of which provide for the payment of real estate taxes, insurance and other operating costs) are for varying periods, the longest extending to June 2013. At June 30, 2000, the minimum annual rentals on such leases are as follows:

                                         TOTAL (INCLUDING
                                           RELATED PARTY              RELATED PARTY
      (in thousands)                        COMMITMENTS)               COMMITMENTS
                                            ------------               -----------
      2001                                     $5,118                     $353
      2002                                      3,746                      325
      2003                                      2,958                      279
      2004                                      2,295                      242
      2005                                      1,154                      205
      2006 and thereafter                       4,631                      205

Total rental expense (exclusive of real estate taxes, insurance and other operating costs) for all operating leases for the years ended 2000, 1999 and 1998 was $5.9 million, $6.0 million and $5.6 million, respectively, including $0.5 million, $1.4 million and $1.8 million, respectively, paid to related parties. In the opinion of the company's management, these leases with related parties are on terms that approximate fair market value.

NOTE 8: INCOME TAXES
Income (loss) before income taxes and the provision for income taxes consisted of the following:

     (in thousands)                                            2000             1999             1998
                                                               ----             ----             ----
     Income (loss) before provision for income taxes:
       United States                                         $29,340          $36,491          $45,786
       International                                          (1,004)          (2,840)          (1,410)
                                                             -------          -------          -------
     Total income before provision for income taxes          $28,336          $33,651          $44,376
                                                             =======          =======          =======

     Current income taxes:
        Federal                                              $12,426          $13,100          $17,600
        State                                                  1,191            1,500            2,100
                                                             -------          -------          -------
        Total                                                 13,617           14,600           19,700
     Deferred income taxes                                    (2,624)          (1,309)          (2,400)
                                                             -------          -------          -------
     Provision for income taxes                              $10,993          $13,291          $17,300
                                                             =======          =======          =======

     Effective tax rate                                         38.8%            39.5%            39.0%
                                                             =======          =======          =======

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:

     (in thousands)                                            2000             1999             1998
                                                               ----             ----             ----
     Income taxes at U.S. statutory rate                     $ 9,917          $11,777          $15,532
     State income taxes, net of Federal tax benefits             352              901            1,445
     Nondeductible goodwill                                      509              509              409
     Foreign earnings rate differential                          (44)            (100)            (240)
     Other                                                       259              204              154
                                                             -------          -------          -------
     Provision for income taxes                              $10,993          $13,291          $17,300
                                                             =======          =======          =======

Deferred tax assets and liabilities consisted of the following:

     (in thousands)                                                       2000               1999
                                                                          ----               ----
     Deferred tax assets (liabilities):
       Inventory valuation and reserves                                 $ 4,663            $4,078
       Net operating loss carryforwards                                   1,741             1,572
       State taxes                                                          977               948
       Accrued vacation and workers compensation                            877               853
       Deductible goodwill                                                  626               585
       Pension benefits                                                     739               455
       Postretirement benefits                                              323               347
       Bad debts                                                            402               335
       Other                                                              1,172               247
       Property, plant and equipment                                       (441)             (744)
                                                                        -------            ------
     Net deferred tax asset                                             $11,079            $8,676
                                                                        =======            ======

Included in deferred tax assets at June 30, 2000 are unrealized tax benefits totaling $1.7 million related to net operating loss carryforwards in Germany, which can be carried forward indefinitely.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFITS
For pension benefits, the company participates in Kennametal's Retirement Income Plan (the Plan) which covers substantially all of the company's employees. The benefits provided by the Plan are measured by length of service, compensation and other factors and are funded by a trust established under the Plan. The Plan is currently overfunded and complies with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist principally of common stocks, corporate bonds and U.S. government securities. It is not practicable to determine the funded status of the portion of the Plan that relates to the company, as the assets of the plan are not specifically allocated to individual participants. On an overall basis, the funded assets of the Plan were in excess of the projected benefit obligation as of June 30, 2000 and 1999. The company recognized pension cost of $0.8 million, $0.2 million and $0.2 million in 2000, 1999 and 1998, respectively.

For postretirement benefits, the company participates in Kennametal's sponsored plan whereby Kennametal provides varying levels of postretirement health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the company. These benefits are currently unfunded. The funded status of the company's portion of this plan is as follows:

                                            OTHER POSTRETIREMENT BENEFITS
(in thousands)                                  2000              1999
                                                ----              ----
Change in benefit obligation:
Benefit obligation, beginning of year          $   650           $ 454
Service cost                                       111             114
Interest cost                                       44              44
Plan amendments                                     --              19
Actuarial (gains) losses                           351              19
Benefits paid                                       --              --
                                               -------           -----
Benefit obligation, end of year                  1,156             650

Plan assets                                         --              --
                                               -------           -----

Funded status of plans                          (1,156)           (650)
Unrecognized prior service cost                     11              14
Unrecognized actuarial gains                       322             (28)
                                               -------           -----
Net accrued obligation                         $  (823)          $(664)
                                               =======           =====

The obligation is recorded as a component of other liabilities. The components of other postretirement benefits cost for the company's portion of this plan is as follows:

(in thousands)                                  2000          1999          1998
                                                ----          ----          ----
Service cost                                    $111          $114          $ 55
Interest cost                                     44            44            26
Net amortization and deferral                      3            12            (3)
                                                ----          ----          ----
Net other postretirement benefits cost          $158          $170          $ 78
                                                ====          ====          ====

The discount rate used to determine the present value of the other postretirement benefit obligation was 8.0%, 7.5% and 7.0% for 2000, 1999 and 1998, respectively. The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 7.5% in 2000 and was assumed to decrease gradually to 5.5% in 2002 and remain at that level thereafter. A change of one percentage point in the assumed health care cost trend rates would not materially affect the total service and interest cost components of other postretirement benefits cost or the other postretirement benefit obligation at June 30, 2000.

The company also participates in Kennametal's 401(k) Thrift Plan for employees. The charge to operations incurred by the company for contributions totaled $1.0 million, $1.0 million and $0.7 million in 2000, 1999 and 1998, respectively.

NOTE 10: FINANCIAL INSTRUMENTS
FAIR VALUE
The company had $2.9 million and $2.8 million in cash and equivalents at June 30, 2000 and 1999, respectively, which approximates fair value because of the short maturity of these investments. The estimated fair value of notes payable to banks approximated $0.8 million and $7.7 million at June 30, 2000 and 1999, respectively. Fair value was determined using discounted cash flow analysis and the company's incremental borrowing rates for similar types of arrangements.

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. With respect to trade accounts receivable, concentrations of credit risk are somewhat reduced because the company serves numerous customers in many industries and geographic areas. As of June 30, 2000 and 1999, receivables with the company's five largest accounts represented 10 percent and 12 percent, respectively, of total accounts receivable.

NOTE 11: SIGNIFICANT CUSTOMERS
During 1997, the company finalized its plan of disengagement from an FSS program contract with General Electric Corporation (GE) for services provided at certain metalworking manufacturing facilities within GE's Aircraft Engine Group (the GE Contract). The operating margin related to the GE Contract was lower than the company's other FSS program contracts. In addition, many of the products provided by the company to GE under the GE Contract fell outside of the company's core focus on metalworking consumables and related products.

As such, after careful evaluation, the company concluded that it was not in its best interest to accede to certain price concessions requested by GE. As a result, GE served notice to the company that the GE Contract would not be renewed for a significant portion of the manufacturing facilities served by the company.

During 1998, the company completed its disengagement from the GE manufacturing sites that were discontinued. Sales to these GE sites totaled $22.9 million in 1998. In 2000 and 1999, the company did not have any sales to GE for those manufacturing sites that were discontinued. The company has redeployed its resources related to the GE Contract to take advantage of requests by certain current FSS program customers to ramp-up their existing programs at an increased rate as well as to offer FSS programs to new customers.

NOTE 12: RELATED PARTY TRANSACTIONS
The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows:

(in thousands)                                                   2000                1999                 1998
                                                                 ----                ----                 ----
Purchases from Kennametal and subsidiaries                      $78,190             $55,283             $40,700
Sales to Kennametal and subsidiaries                              8,912              13,130              10,583

The company and Kennametal have entered into a number of agreements, which became effective upon completion of the IPO, for the purpose of defining certain relationships between the two companies. As a result of Kennametal's ownership interest in the company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arm's-length negotiations. Management believes that the fees charged by Kennametal are reasonable and such fees are representative of the expense that the company would incur on a stand-alone basis. The agreements primarily have initial terms of ten years. Net costs charged to the company by Kennametal under these agreements were as follows:

(in thousands)                                                   2000                1999                 1998
                                                                 ----                ----                 ----
Administrative services agreement                               $4,572              $5,555              $ 6,308
Warehousing agreement                                              (64)              3,705                5,352
Shared facilities agreement                                        499                 109                  329
Lease agreement                                                    106                 106                  106
                                                                ------              ------              -------
Net costs charged by Kennametal                                 $5,113              $9,475              $12,095
                                                                ======              ======              =======

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

WAREHOUSING AGREEMENTS
The company and Kennametal entered into separate warehousing agreements with respect to (i) Kennametal distribution centers and warehouses that store products for the company and (ii) company distribution centers and warehouses, that store products for Kennametal. The terms of each warehousing agreement provide for the warehouser to store the warehousee's products in the warehouses, segregated and separate from the warehouser's products and upon request by the warehousee to ship its products from these warehouses to the warehousee's customers. The warehousee pays to the warehouser a charge for each of the products picked, packed and shipped based upon an allocation of costs (including overhead) incurred by the warehouser at these warehouses.

SHARED FACILITIES AGREEMENT
The company and Kennametal entered into shared facilities agreements pursuant to which each company subleases to the other company the facilities, which are leased by either of the companies and shared with the other company. The shared facilities agreements provide that the relevant sublessor leases space to the sublessee at a rental rate equal to a pro rata share (based on square feet occupied) of all costs and expenses (principally fixed rent) under the relevant lease. The company's management believes that the rental rates payable by the company are commensurate with market rates.

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

INDEMNIFICATION AGREEMENT
Under the indemnification agreement, subject to limited exceptions, the company is required to indemnify Kennametal and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the IPO, including liabilities arising out of or based upon alleged misrepresentations in or omissions from the IPO registration statement. The indemnification agreement also provides that each party thereto (the Indemnifying Party) will indemnify the other party thereto and its directors, officers, employees, agents and representatives (the Indemnified Party) for liabilities that may be incurred by the Indemnified Party relating to, resulting from or arising out of: (i) the businesses and operations conducted or formerly conducted, or assets owned or formerly owned, by the Indemnifying Party and its subsidiaries (except, in the case where Kennametal is the Indemnifying Party, such businesses, operations and assets of the company and its subsidiaries); or
(ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the IPO, except to the extent caused by the Indemnified Party. The indemnification agreement also provides that the company will indemnify Kennametal for any liabilities incurred under guarantees of leases.

NON-COMPETITION AND CORPORATE OPPORTUNITIES ALLOCATION AGREEMENT
Pursuant to a non-competition and corporate opportunities allocation agreement (the Corporate Opportunities Agreement) entered into between Kennametal and the company: (i) Kennametal agrees for as long as the other intercompany agreements remain in effect (whose term is 10 years) (A) not to compete with the company in the business of direct marketing of a broad range of metalworking consumables and related products through catalogs, monthly promotional flyers, additional mailings and advertisements, telemarketing efforts, direct-sales efforts and showrooms targeted at small- and medium-sized metalworking shops, as well as the supply of consumable tooling and related metalworking products at designated manufacturing plants of large industrial customers through integrated supply programs (the Base Business), except where the company has been offered by Kennametal or its affiliates or a third party, the right to acquire a business which falls under the Base Business at fair market value, and the company's Board of Directors has determined, for whatever reason, that the company shall not acquire such business, and (B) not to sell, offer to sell, distribute or otherwise make available Kennametal manufactured and branded products to anyone who intends to direct market such products and therefore competes with the company's direct-marketing program except, with respect to those contracts, arrangements or relationships in existence on the date of the Corporate Opportunities Agreement or with the prior written consent of the company; and
(ii) the company has agreed for as long as the other intercompany agreements remain in effect not to sell, offer to sell, distribute or otherwise make available any products which compete directly or indirectly with Kennametal without the prior written consent of Kennametal, except in connection with the provision of integrated industrial supply programs as may be required specifically by customers thereof.

INTERCOMPANY DEBT/INVESTMENT AND CASH MANAGEMENT AGREEMENT
The company and Kennametal entered into an Intercompany Debt/Investment and Cash Management Agreement (the Cash Management Agreement) under which the company will continue to participate in Kennametal's centralized cash management system. The Cash Management Agreement provides for a daily transfer from the company's cash accounts to Kennametal's centralized cash accounts and daily funding of the disbursements of the company from such Kennametal cash account. The company receives interest on net cash flows to Kennametal's centralized cash accounts and is charged interest on net borrowings from the Kennametal centralized cash accounts at a rate equal to the interest rate available to Kennametal from outside sources for short-term borrowings or investments, depending upon the overall position of the centralized cash accounts. The company pays for this service pursuant to the Administrative Services Agreement and reimburses Kennametal for an allocable portion of Kennametal's facility and/or commitment fees under its credit lines. Total net interest income under the Cash Management Agreement amounted to $1.2 million and $2.9 million in 2000 and 1998, while interest expense amounted to $0.3 million in 1999.

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

NOTE 13: STOCK OPTION AND INCENTIVE PLAN
Effective June 27, 1997, the company adopted a stock option and incentive plan (the Plan) under which directors, officers and employees of the company or Kennametal may be granted options to purchase shares of Class A Common Stock. The Plan authorizes the issuance of up to 2,000,000 shares of Class A Common Stock. Options are granted at fair market value at the date of grant and are exercisable under specified conditions for up to ten years from the date of grant. Under provisions of the Plan, participants may deliver to the company stock in payment of the option price and receive credit for the fair market value of the shares of Class A Common Stock delivered on the date of delivery.

Under the Plan, shares may also be awarded to eligible employees without payment. The Plan specifies that such shares are to be awarded in the name of the employee, who will then have all the rights of a shareowner, subject to certain restrictions or forfeitures.

The company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", but elected to continue to measure compensation expense in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized in the accompanying consolidated financial statements.

If compensation cost had been determined based on the value of options granted, consistent with the methodology in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

     (in thousands, except per share amounts)     2000                1999                  1998
                                                  ----                ----                  ----
     Net income:
       As reported                              $17,343              $20,360              $27,076
       Pro forma                                 17,127               20,268               26,890
     Basic earnings per share:
       As reported                                 0.71                 0.83                 1.08
       Pro forma                                   0.70                 0.83                 1.07
     Diluted earnings per share:
       As reported                                 0.71                 0.83                 1.07
       Pro forma                                   0.70                 0.83                 1.06

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                   2000                 1999                 1998
                                                   ----                 ----                 ----
     Risk-free interest rate                       6.18%                4.37%                5.85%
     Expected life (years)                            5                    5                    5
     Expected volatility                          48.04%               40.00%               35.00%
     Expected dividend yield                         --                   --                   --

A summary of stock option activity for 2000, 1999 and 1998 is set forth below:

                                                      2000                         1999                        1998
                                                      ----                         ----                        ----
                                                           WEIGHTED                     WEIGHTED                    WEIGHTED
                                                           AVERAGE                      AVERAGE                     AVERAGE
                                                           EXERCISE                     EXERCISE                    EXERCISE
                                              OPTIONS       PRICE         OPTIONS        PRICE        OPTIONS        PRICE
                                              -------       ------        -------        ------       -------        ------
Options outstanding, beginning of year        543,500       $18.02        553,500        $20.90       513,500        $20.00
Granted                                       216,500         7.70        144,000         11.17        40,000         32.42
Exercised                                          --           --             --            --            --            --
Lapsed and forfeited                           (3,500)       16.37       (154,000)        21.96            --            --
                                              -------       ------       --------        ------       -------        ------

Options outstanding, end of year              756,500       $15.09        543,500        $18.02       553,500        $20.90
                                              =======       ======       ========        ======       =======        ======

Options exercisable, end of year              474,673       $18.92        439,500        $19.56       513,500        $20.00
                                              =======       ======       ========        ======       =======        ======


Weighted average fair value of
  options granted during the year                           $ 3.83                       $ 4.65                      $13.19
                                                            ======                       ======                      ======


Stock options outstanding at June 30, 2000:

                            OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
--------------------------------------------------------------------------       --------------------------
   RANGE OF                         WEIGHTED AVERAGE           WEIGHTED                         WEIGHTED
   EXERCISE                      REMAINING CONTRACTUAL         AVERAGE                          AVERAGE
    PRICES           OPTIONS          LIFE (YEARS)          EXERCISE PRICE       OPTIONS     EXERCISE PRICE
 -----------         -------          ------------          --------------       -------     --------------
 $      7.09         150,000              9.84                  $ 7.09                --          $   --
  9.13-11.00          96,500              9.19                    9.39            33,000            9.89
       11.53         102,500              8.33                   11.53            34,173           11.53
       20.00         391,500              6.99                   20.00           391,500           20.00
       26.94          16,000              7.07                   26.94            16,000           26.94
                     -------              ----                  ------           -------          ------
                     756,500              8.02                  $15.09           474,673          $18.92
                     =======              ====                  ======           =======          ======

In addition to stock option grants, the Plan permits the award of restricted stock to directors, officers and key employees of the company. During 2000, 15,000 shares of restricted stock were awarded to a director of the company. This award vests on January 1, 2001 and accordingly, a portion of the total compensation expense of $0.1 million is considered unearned compensation. Unearned compensation is amortized to expense over the vesting period. Compensation expense related to this award was not significant in 2000.

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

In the J&L segment, the company provides metalworking consumables and related products to small-, medium-, and large-sized manufacturers in the United States, the United Kingdom and Germany. J&L markets products and services through annual mail-order catalogs and monthly sale flyers, telemarketing, retail stores, the Internet and field sales. In the FSS segment, the company provides metalworking consumables and related products to medium- and large-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems, just-in-time availability and programs that focus on total cost savings.

Segment detail is summarized as follows:

     (in thousands)                                                       2000               1999              1998
     ----------------------------------------------------------------------------------------------------------------
     External sales:
        J&L                                                             $361,953           $400,340          $295,618
        FSS                                                              137,340            131,302           129,730
     ----------------------------------------------------------------------------------------------------------------
     Total external sales                                               $499,293           $531,642          $425,348
     ----------------------------------------------------------------------------------------------------------------
     Intersegment sales:
        J&L                                                             $  3,953           $  2,435          $  1,505
        FSS                                                                   --                 --                --
     ----------------------------------------------------------------------------------------------------------------
     Total intersegment sales                                           $  3,953           $  2,435          $  1,505
     ----------------------------------------------------------------------------------------------------------------
     Total sales:
        J&L                                                             $365,906           $402,775          $297,123
        FSS                                                              137,340            131,302           129,730
     ----------------------------------------------------------------------------------------------------------------
     Total sales                                                        $503,246           $534,077          $426,853
     ----------------------------------------------------------------------------------------------------------------
     Operating income:
        J&L                                                             $ 18,362           $ 21,762          $ 27,854
        FSS                                                                9,812             12,770            13,454
     ----------------------------------------------------------------------------------------------------------------
     Total operating income                                               28,174             34,532            41,308
     Interest expense (income) and other                                    (162)               881            (3,068)
     ----------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes                           $ 28,336           $ 33,651          $ 44,376
     ----------------------------------------------------------------------------------------------------------------
     Depreciation and amortization:
        J&L                                                             $  9,044           $  8,458          $  4,969
        FSS                                                                  342                291               216
     ----------------------------------------------------------------------------------------------------------------
     Total depreciation and amortization                                $  9,386           $  8,749          $  5,185
     ----------------------------------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------------
     Total assets:
        J&L                                                             $220,563           $205,803          $212,457
        FSS                                                               69,664             69,186            63,129
     ----------------------------------------------------------------------------------------------------------------
     Total assets                                                       $290,227           $274,989          $275,586
     ----------------------------------------------------------------------------------------------------------------
     Capital expenditures:
        J&L                                                             $  6,939           $  9,441          $ 12,222
        FSS                                                                  760                240                64
     ----------------------------------------------------------------------------------------------------------------
     Total capital expenditures                                         $  7,699           $  9,681          $ 12,286
     ----------------------------------------------------------------------------------------------------------------

Sales outside of the United States were approximately $24.5 million, $21.8 million and $17.1 million during 2000, 1999, and 1998, respectively. Total assets outside of the United States were approximately $19.6 million, $18.2 million and $14.1 million at June 30, 2000, 1999 and 1998, respectively. These sales were principally to customers in the United Kingdom, Germany and Canada, and the assets were located principally in the United Kingdom and Germany. J&L operating income for 2000 was reduced by a charge of $0.6 million for employee separation and $0.2 million related to costs incurred associated with the evaluation of strategic alternatives.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information concerning each director of JLK Direct Distribution Inc. (the Corporation):

                                                         PRINCIPAL OCCUPATION
   NAME, AGE AND YEAR                                 AND DIRECTORSHIPS OF OTHER
   FIRST ELECTED (1)                               PUBLICLY-TRADED CORPORATIONS (2)
--------------------------      -----------------------------------------------------------------------------
Richard C. Alberding            Retired, having served as Executive Vice President, Marketing and
Age: 69                         International, of Hewlett-Packard Company (a designer and manufacturer of
Director since 1997             electronic products for measurement and computation). Director of Walker
                                Interactive Systems, Inc., Sybase, Inc., Digital Microwave Corp., Paging
                                Network, Inc., Digital Link Corporation and Kennametal. Former director of
                                Quickturn Design Systems Inc. and Storm Technology, Inc.

Jeffery M. Boetticher           Chief Executive Officer of Frances Meyer Inc. (a specialty paper company)
Age: 49                         since January 1999. Served as Chief Executive Officer of Black Box
Director since 1997             Corporation (a leading worldwide direct marketer of computer communications and technical service provider of networking solutions) from June 1997 through  July 1998, having also served as President of Black Box Corporation from June 1994 through May 1997. From March 1991 through May 1994, he served as President and Chief Executive Officer of Black Box Corporation of
                                Pennsylvania, a wholly-owned subsidiary of Black Box Corporation.

Irwin L. Elson                  Retired, a co-founder of J&L America, Inc. ("J&L"), having served as
Age: 61                         President of J&L from July 1996 until June 1997 and as a Vice President of
Director since 1997             Kennametal from 1990, when it acquired J&L, to August 1994.

H. Patrick Mahanes, Jr.         Executive Vice President, Global Strategic Initiatives of Kennametal Inc.
Age: 57                         Served as a Vice President of Kennametal since 1987, he was Chief Operating
Director since 1998             Officer of Kennametal from 1995 through August 2000, and Director of
                                Operations of Kennametal from 1991 to 1995.

Aloysius T. McLaughlin, Jr.     Retired, having served as Vice Chairman of Dick Corporation (a general
Age: 65                         contractor) from 1993 to 1995 and as President and Chief Operating Officer
Director since 1997             from 1985 until 1993. Director of Kennametal Inc.

William R. Newlin (3)           Managing Partner of Buchanan Ingersoll Professional Corporation (attorneys
Age: 59                         at law) since 1980. Managing General Partner of CEO Venture Funds (private
Director since 1997             venture capital funds). Director of Black Box Corporation, National City
                                Bank of Pennsylvania, Parker/Hunter Incorporated and the Pittsburgh
                                Technology Council. Chairman of the Board of Directors of the Corporation
                                and of Kennametal Inc.

Markos I. Tambakeras            President and Chief Executive Officer of Kennametal since July 1999. From
Age: 50                         1997 to June 1999, served as President, Industrial Controls Business of
Director since 1999             Honeywell Incorporated (provider of control technologies), having previously served as President, Industrial Automation and Control, Honeywell Incorporated
                                from 1995 to 1996 and as President, Honeywell Asia Pacific in Hong Kong from
                                1992 to 1994. Director of Kennametal Inc.

-------------------------------

(1)  Each current director has served continuously since he was first elected.

(2) Unless otherwise shown in the table, each person named has served in his principal occupation during the past five years.

(3) The Corporation engaged Buchanan Ingersoll Professional Corporation, the law firm of which William R. Newlin is Managing Partner, to perform services for the Corporation during fiscal 2000 and fiscal 2001.

The following table provides certain information pertaining to executive officers of the Corporation:

     NAME, AGE, AND POSITION                          EXPERIENCE DURING PAST FIVE YEARS
----------------------------     --------------------------------------------------------------------------
  John M. Beaudoin               Elected Vice President--Marketing in 1997. Formerly, Director of Product
  Age: 37                        Management for J&L from 1992 to 1997.
  Vice President-- Marketing

  Stanley B. Duzy, Jr.           Acting Chief Operating Officer since July 2000. Vice President, Business
  Age: 53                        Development and Administration since November 1999, Kennametal, Inc.
  Acting Chief Operating         Formerly, Vice President of Finance, Industrial Controls Business from
  Officer                        1998 to 1999 and Vice President of Finance, Asia Pacific from 1992 to 1997 for Honeywell Inc.

  Paul E. Fuller                 Elected Vice President--Sales in 1998. Formerly, Eastern U.S. Regional
  Age: 57                        Business Manager for Kennametal Inc. from 1994 to 1998.
  Vice President-- Sales

  Diana L. Scott                 Named Chief Financial Officer in 1999. Elected Vice President in 1998 and
  Age:  46                       Treasurer in 1997. Secretary and Director of Finance from 1997 to 1998.
  Vice President, Chief          Controller for J&L from 1996 to 1997. Formerly, Director of Finance for
  Financial Officer and          Kennametal Hertel Europe from 1993 to 1996.
  Treasurer

ITEM 11. EXECUTIVE COMPENSATION

BOARD OF DIRECTORS AND BOARD COMMITTEES
JLK Direct Distribution Inc.'s (the Corporation) Board of Directors held five
(5) meetings during the year ended June 30, 2000. The committees of the Board of Directors include an Audit Committee, a Compensation Committee and a Search Committee. Each director attended at least 75% of the meetings of the Board of Directors and any committee of which he is a member.

Audit Committee: The Audit Committee met four (4) times during the past fiscal year. The Audit Committee adopted a new Audit Committee Charter during fiscal 2000. The Committee's primary function is to evaluate management's performance of its financial reporting responsibilities including the annual report and proxy materials. The Committee also reviews the internal financial and operational controls of the Corporation, monitors the fees, results and effectiveness of the annual audit and compliance with the Corporation's code of business conduct and the independence of the public accountants. The Committee also reviews compliance with intercompany agreements with Kennametal Inc. (Kennametal), legal and regulatory and employee benefit plan reporting requirements and monitors critical management information systems. The Committee recommends to the Board of Directors for approval by the Board of Directors and shareowners the election of the independent public accountant. The following directors currently comprise the Committee: Aloysius T. McLaughlin, Jr. and Jeffery M. Boetticher (Chairman).

Compensation Committee: The Compensation Committee met three (3) times during the past fiscal year. The Committee's duties include the establishment of salaries, bonuses and other compensation for the Corporation's executive officers (excluding the President whose compensation is recommended by the Committee but determined by the Board of Directors) and the administration of the Corporation's compensation plans, including the 1997 JLK Direct Distribution Inc. Stock Option and Incentive Plan and the JLK Direct Distribution Inc. Management Bonus Plan (the "JLK Bonus Plan"). The following directors currently comprise the Committee: Markos I. Tambakeras, Jeffery M. Boetticher and Richard
C. Alberding (Chairman).

Search Committee: The Search Committee, comprised of three (3) members of the Board of Directors, was established as a committee of the Board of Directors on July 25, 2000. The purposes of the Search Committee include: (i) to investigate, study and make recommendations to the Board as to the engagement of a President and CEO of the Corporation, including the compensation package and such other terms and conditions of employment; and (ii) to engage and/or terminate any other officers for or of the Corporation including the timing of such engagement or termination, and the compensation package or severance benefits, as the case may be. The following directors currently comprise the Committee: William R. Newlin, Markos I. Tambakeras (Chairman) and Jeffery M. Boetticher.

Directors who are not employees of the Corporation or Kennametal each receive compensation from the Corporation for services as a director at an annual rate of $20,000. Members of the Audit Committee, the Compensation Committee and the Search Committee who are not employees of the Corporation or Kennametal each receive additional compensation of $1,000 per meeting. Directors who are employees of the Corporation or Kennametal do not receive any compensation for services as a director or as a member of any committee of the Board of Directors. Under the Corporation's Deferred Fee Plan for Outside Directors (the "Deferred Fee Plan"), directors are permitted annually to request that the payment of any compensation that may be payable to them for services as a director or committee member be deferred for payment, with interest, at a later time. Such deferred payments may be invested at a stated interest rate or in stock credits ("Stock Credits") representing the Corporation's Class A Common Stock or the Capital Stock, par value $1.25 per share, of Kennametal (the "Kennametal Capital Stock").

COMPENSATION OF EXECUTIVE OFFICERS
The following table sets forth the compensation paid by the Corporation to its former President and Chief Executive Officer, Mr. Orwig, and its former Vice President-Full Service Supply, Mr. Lendvoyi and to each of the other three most highly compensated executive officers of the Corporation (the "Named Executive Officers"), during the last two fiscal years; and the compensation paid by the Corporation to Ms. Scott and Messrs. Lendvoyi and Beaudoin in the fiscal year ended 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                             ANNUAL COMPENSATION           COMPENSATION      ALL OTHER
                                           FISCAL       -----------------------------         AWARDS       COMPENSATION
     NAME AND PRINCIPAL POSITION            YEAR        SALARY($)(3)         BONUS($)       OPTIONS(#)       ($)(6)(7)
     ---------------------------            ----        ------------         --------       ----------       ---------
     Paul E. Fuller,                        2000          178,180                  0          14,500           4,835
       Vice President--Sales                1999          117,981(4)          15,000          12,500           5,090

     John M. Beaudoin,                      2000          161,866                  0          34,500           4,856
       Vice President--Marketing            1999          159,996             15,000           7,500           4,960
                                            1998          170,039             72,000               0           3,640

     Diana L. Scott,                        2000          151,000                  0          29,500           4,890
       Vice President,                      1999          136,000             15,000           2,500           5,160
       Chief Financial Officer and          1998          123,619             48,000               0           2,803
       Treasurer

     Richard J. Orwig,                      2000          350,004             40,000               0          59,173
       Former President and Chief           1999          264,584(5)          50,000          50,000           8,964
       Executive Officer (1)

     Charles G. Lendvoyi,                   2000          137,020                  0          22,000           4,561
       Former Vice President--Full          1999          136,104             15,000           5,000           4,916
       Service Supply (2)                   1998          128,443             30,000               0           3,049

--------------------------------------

(1) Mr. Orwig was named CEO and President of the Corporation effective September 17, 1998. Mr. Orwig ceased to serve as a director of the Corporation on May 2, 2000, and as CEO and President effective May 2, 2000.

(2) Mr. Lendvoyi ceased to serve as Vice President-Full Service Supply of the Corporation on August 1, 2000.

(3) Each of the Named Executive Officers, except Mr. Orwig, received a base salary increase in fiscal 2000.

(4)  Represents salary paid from November 1998 through June 30, 1999.

(5)  Represents salary paid from October 1998 through June 30, 1999.

(6) This figure includes amounts contributed by Kennametal under the Kennametal Inc. Thrift Plan. Eligible employees may elect to contribute 2% to 12% of their monthly compensation (salary and, if applicable, bonus) to this plan; however, the Corporation is required to reimburse Kennametal for the amounts contributed. Kennametal contributes to each participant's account an amount equal to one-half of that portion of the employee's contribution, which does not exceed 6% of the employee's compensation. Contributed sums are invested in proportions as directed by the employee in a fixed income fund and various equity funds (including Kennametal Capital Stock) and balanced funds (consisting of both equity and fixed income securities), each managed by investment management companies, and can be withdrawn by the employee only upon the occurrence of certain events. Certain terms of the plan are designed to make available to participants the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), which permit elective employee contributions on a pre-tax basis.

(7) This figure includes imputed income based upon premiums paid by the Corporation to secure and maintain for certain executive officers of the Corporation, who are eligible and elect to participate, a $500,000 term life insurance policy on the life of such officer until he or she reaches age 65. For Mr. Orwig, this figure also includes amounts paid for relocation expenses, financial planning and tax services and income gross-up, Medicare tax and income gross-up on supplemental pension benefit accrual.

EMPLOYMENT AND SEVERANCE AGREEMENTS
The Corporation has agreements with Messrs. Beaudoin, Fuller and Ms. Scott whereby, subject to review by the Board of Directors and a provision for termination without cause by either party upon written notice, each will be employed by the Corporation. The agreements generally provide that the officers will devote their entire time and attention to the business of the Corporation, will refrain during employment and for three years thereafter from competing with the Corporation (unless employment is terminated by the Corporation without cause or following a change in control) and will not disclose confidential or trade secret information belonging to the Corporation. These agreements also require the officers to assign to the Corporation all inventions conceived or made during their employment by the Corporation. The agreements provide for severance payments upon termination of employment occurring either before or after a change in control of the Corporation.

In the event of termination of employment by the officer's employer prior to a change in control, each officer would receive as severance pay an amount equal to three months' base salary at the time of such termination. In the event of termination by the officer prior to a change in control, or without good reason following a change in control, no severance payments will be made. In general, in the event of termination of employment after a change in control by the officer for good reason or by the employer other than for cause or disability, each officer would receive as severance pay 2.8 times the sum of (i) his/her respective annual base salary at the date of termination or, at the officer's election, his/her salary as of the beginning of the month preceding the month in which the change in control occurs, and (ii) the average of any bonuses which he/she was entitled to or paid during the three most recent fiscal years ending prior to the date of termination or, at the officer's election, the average of any bonuses which the officer was entitled to or paid for the three fiscal years preceding the fiscal year in which the change in control occurred. In addition, for a three-year period the officer would receive the same medical and group insurance benefits that he/she received at the date of termination. The officer would also receive three years of additional credit for purposes of computing benefits under the Corporation's retirement and supplemental retirement plans.

In connection with Mr. Orwig's departure from the Corporation, the Corporation, Kennametal and Mr. Orwig entered into a separation agreement. Pursuant to the separation agreement, Mr. Orwig is entitled to receive severance payments equal to the amount of his current base salary, less applicable withholdings and deductions, through November 2, 2001. Until November 2, 2001 or until Mr. Orwig is entitled to or eligible for similar benefits from a new employer, the Corporation will continue to provide Mr. Orwig with benefits similar to the coverage in place at the time of his departure. If Mr. Orwig is employed by or provides consultation for a competitor on or before November 2, 2001, the payments and benefits described above will cease. Mr. Orwig is also entitled to receive the following payments: (1) a bonus in the amount of $40,000 for fiscal year 2000; (2) up to $25,000 for moving expenses and /or real estate commissions on an after-tax basis, under specified circumstances; and (3) a payment of $26,923 for accrued but unused vacation time. Mr. Orwig will receive credit for employment service under the Kennametal Supplemental Early Retirement Plan (SERP) until November 2, 2001. The separation agreement provides that options to acquire the Corporation's Class A Common Stock held by Mr. Orwig will continue to vest through November 2, 2001 and Mr. Orwig may exercise any vested options through February 2, 2002. Additionally, options to purchase Kennametal's Capital Stock ceased to vest on May 2, 2000 and must be exercised by August 2, 2000. In the separation agreement, Mr. Orwig provided the Corporation and Kennametal with certain releases and agreed to certain confidentiality and non-competition provisions.

In connection with Mr. Lendvoyi's departure from the Corporation, the Corporation and Mr. Lendvoyi entered into a separation agreement. Pursuant to the separation agreement, Mr. Lendvoyi is entitled to receive severance payments equal to the amount of his current base salary, less applicable withholdings and deductions, through January 31, 2001. If Mr. Lendvoyi is not employed, self-employed or otherwise, by January 31, 2001, and the Corporation is satisfied that he has made reasonable efforts to become employed, Mr. Lendvoyi will continue to receive severance payments equal to the amount of his current base salary, less applicable withholdings and deductions, through July 31, 2001, or the date he becomes otherwise employed. The Corporation will continue to provide Mr. Lendvoyi with group medical insurance until the Corporation's obligation to pay him monthly compensation ceases. In addition to the separation agreement, Mr. Lendvoyi provided the Corporation with certain releases and agreed to certain confidentiality provisions.

JLK DIRECT DISTRIBUTION INC. MANAGEMENT BONUS PLAN
The Corporation's Board of Directors has adopted the JLK Bonus Plan for executives, managers and other employees which is designed to tie bonus awards to Corporation performance, unit performance and individual contribution, relative to the Corporation's business plans, strategies and shareowner value creation. This bonus plan also is intended to maintain management compensation at a competitive level, as indicated by published compensation surveys. Each of the Named Executive Officers is eligible to receive bonuses under this plan. The annual bonus awarded to each of the Named Executive Officers under this plan for 1998, 1999 and 2000 is specified above under "Compensation of Executive Officers."

JLK DIRECT DISTRIBUTION INC. 1997 STOCK OPTION AND INCENTIVE PLAN
The JLK Direct Distribution Inc. 1997 Stock Option and Incentive Plan (the "1997 Plan") provides for the granting of nonstatutory and incentive stock options or share awards covering 2,000,000 shares of Class A Common Stock, although the maximum number of shares that can take the form of share awards is 100,000, subject to adjustment. Under the 1997 Plan, the price at which each share covered by an option may be purchased will be determined in each case by the Plan Administrator, but must not be less than the fair market value of such shares at the time the option is granted. The purchase price must be paid in full at the time of exercise, either in cash or, in the discretion of the Plan Administrator, by delivering shares of the Corporation's Class A Common Stock or a combination of shares and cash having an aggregate fair market value equal to the purchase price. Under the 1997 Plan, any shares of the Corporation's Class A Common Stock delivered as payment, in whole or in part, must have been held for at least six months.

The following table sets forth information concerning options granted to the Named Executive Officers during the fiscal year ended June 30, 2000:

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANT

                               NUMBER OF
                              SECURITIES
                              UNDERLYING         % OF TOTAL       EXERCISE OR                         GRANT DATE
                           OPTIONS GRANTED    OPTIONS GRANTED      BASE PRICE                       PRESENT VALUE
          NAME                  (1)(#)         IN FISCAL YEAR      ($/SHARE)      EXPIRATION DATE       (2)($)
          ----                  ------        ---------------      ---------      ---------------       ------
John M. Beaudoin                 9,500              4.3880          9.12500          11/15/2009        43,150
                                25,000             11.5473          7.09375          05/04/2010        88,275
Paul E. Fuller                   4,500              2.0785          9.12500          11/15/2009        20,439
                                10,000              4.6189          7.09375          05/04/2010        35,310
Diana L. Scott                  14,500              6.6975          9.12500          11/15/2009        65,860
                                15,000              6.9284          7.09375          05/04/2010        52,965
Richard J. Orwig                     0                   0                0                   0             0
Charles G. Lendvoyi             12,000              5.5427          9.12500          11/15/2009        54,505
                                10,000              4.6189          7.09375          05/04/2010        35,310

--------------------------
(1) Options with respect to the Corporation's Class A Common Stock were granted with exercise prices equal to the fair market value of the Corporation's Class A Common Stock on the dates of grant. The options with an expiration date of November 15, 2009 vest on November 16, 2001, and the options with an expiration date of May 4, 2010, vest on May 1, 2001.

(2) Based on the Black-Scholes Option Valuation model adjusted for dividends to determine grant date present value of the options. The Corporation does not advocate or necessarily agree that the Black-Scholes model properly reflects the value of an option. The assumptions used in calculating the option value with respect to the Corporation's Class A Common Stock include the following: a risk-free interest rate of 6.180% (the rate applicable to a five-year treasury security at the time of the award); no dividend yield; volatility of 48.04% (calculated using daily stock returns for the twelve-month period preceding the option award); and a stock price at date of grant of $9.125 and $7.09375 for grants with expiration dates of November 15, 2009 and May 4, 2010, respectively (the exercise price at which these options were granted was equal to the fair market value of the Corporation's Class A Common Stock on the date of grant). The value of these options under the Black-Scholes model of option valuation applying the preceding assumptions are $4.5421 and $3.5310 per share for grants with expiration dates of November 15, 2009 and May 4, 2010, respectively.

The ultimate value of the options will depend on the future market price of the stock of the Corporation, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the relevant stock over the exercise price on the date the option is exercised. No adjustments were made for forfeitures or vesting restrictions on exercise.

The following table sets forth information concerning options to purchase the Corporation's Class A Common Stock held by the Named Executive Officers:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                           NUMBER OF
                                                                          SECURITIES            VALUE OF
                                                                          UNDERLYING           UNEXERCISED
                                                                          UNEXERCISED         IN-THE-MONEY
                                                                       OPTIONS AT FISCAL    OPTIONS AT FISCAL
                                        SHARES                            YEAR END(#)          YEAR-END($)
                                       ACQUIRED           VALUE          (EXERCISABLE/        (EXERCISABLE/
              NAME                 ON EXERCISE (#)    REALIZED ($)      UNEXERCISABLE)       UNEXERCISABLE)
              ----                 ---------------    ------------      --------------       --------------
        John M. Beaudoin                   0               --            52,500/39,500             0/0

        Paul E. Fuller                     0               --             4,167/22,833             0/0

        Diana L. Scott                     0               --            20,834/31,166             0/0

        Richard J. Orwig                   0               --            16,667/33,333             0/0

        Charles G. Lendvoyi                0               --            11,667/25,333             0/0

RETIREMENT BENEFITS
The Named Executive Officers and certain other Corporation employees are entitled to receive benefits pursuant to the Kennametal Inc. Retirement Income Plan. The following table indicates, for purposes of illustration, the approximate annual retirement benefits that would be payable at the present time on a straight life annuity basis pursuant to the Kennametal Inc. Retirement Income Plan. The amounts shown below have not been adjusted for Social Security offset.
                               PENSION PLAN TABLE



             ANNUALIZED           ANNUAL BENEFIT UPON RETIREMENT WITH YEARS OF CREDITED SERVICE INDICATED
              COVERED            --------------------------------------------------------------------------
            COMPENSATION             15              20               25              30               35
            ------------             --              --               --              --               --
               $ 75,000          $ 22,500        $ 30,000         $ 37,500        $ 41,250         $ 45,000
                100,000            30,000          40,000           50,000          55,000           60,000
                150,000            45,000          60,000           75,000          82,500           90,000
                200,000            60,000          80,000          100,000         110,000          120,000
                250,000            75,000         100,000          125,000         137,500          150,000
                300,000            90,000         120,000          150,000         165,000          180,000
                400,000           120,000         160,000          200,000         240,000          280,000
                500,000           150,000         200,000          250,000         300,000          350,000

Annualized Covered Compensation is based on average monthly earnings, consisting solely of base salary and bonus (which amounts for the past three fiscal years are included in the Salary and Bonus columns of the Summary Compensation Table), for the nine years out of the last twelve years of service immediately preceding retirement during which the highest compensation was received. The entire cost of this plan is paid by Kennametal, however, the Corporation is required to reimburse Kennametal for the incremental cost of providing the benefit to employees of the Corporation. Under the Code, certain limits are imposed on payments under the plan. Payments in excess of the maximum annual pension benefits payable under this plan to certain executive officers of the Corporation would be paid pursuant to the Kennametal SERP. The Corporation will reimburse Kennametal for any supplemental retirement benefit amounts paid by Kennametal to former employees of the Corporation under the SERP.
As of June 30, 2000, the credited years of service under the Kennametal Inc. Retirement Income Plan for the Named Executive Officers were approximately: John
M. Beaudoin, 20 years; Charles G. Lendvoyi, 7 years; Diana L. Scott, 13 years; Paul E. Fuller, 29 years; and Richard J. Orwig, 16 years.

Annualized Covered Compensation as of June 30, 2000, for purposes of the retirement benefits under the Kennametal Inc. Retirement Income Plan for the Named Executive Officers is as follows: John M. Beaudoin, $113,476; Charles G. Lendvoyi, $139,859; Diana L. Scott, $119,347; Paul E. Fuller, $106,909; and Richard J. Orwig, $153,333. Pursuant to his separation agreement, Mr. Orwig's annual benefit based on full vesting of the SERP, the above Annualized Covered Compensation and his credited years of service would approximate $190,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Markos I. Tambakeras, who serves on the Compensation Committee, effective July 1, 1999 is President and Chief Executive Officer of Kennametal.

The Corporation engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries totaled $78.2 million in fiscal 2000, $55.3 million in fiscal 1999 and $40.7 million in fiscal 1998. Sales by the Corporation to Kennametal and its subsidiaries totaled $8.9 million in fiscal 2000, $13.1 million in fiscal 1999 and $10.6 million in fiscal 1998.

The Corporation receives from Kennametal certain warehouse, management information systems, financial and administrative services. All amounts incurred by Kennametal on behalf of the Corporation are reflected in operating expenses in the Corporation's statements of income. In addition, costs charged to the Corporation by Kennametal, totaled $5.1 million in fiscal 2000, $9.5 million in fiscal 1999, $12.1 million in fiscal 1998. The Corporation charged approximately $1.2 million in interest expense to Kennametal in fiscal 2000, paid approximately $0.3 million in interest expense to Kennametal in fiscal 1999 and charged approximately $2.9 million in interest expense to Kennametal in fiscal 1998 under the Cash Management Agreement. Kennametal intends to continue to provide services to the Corporation in the future in accordance with the terms of the intercompany agreements described in Item 13 -- Certain Relationships and Related Transactions -- Relationship with Kennametal. The amounts charged pursuant to these intercompany agreements reflect the actual costs incurred by Kennametal in providing these services.

COMPARISON OF CUMULATIVE TOTAL RETURN
The following paragraph compares cumulative total shareowners return on the Corporation's Class A Common Stock with the cumulative total shareowner return on the common equity of the companies in the Standard & Poor's Small Cap 600 Market Index (the "S&P Small Cap") and a peer group of companies determined by the Corporation (the "Peer Group") for the period from June 27, 1997 (when the Corporation listed the Class A Common Stock on the NYSE) to June 30, 2000. The Peer Group consists of the following companies: Airgas, Inc., Barnett Inc., Fastenal Company, MSC Industrial Direct Co., Inc., Strategic Distribution, Inc. and Industrial Distribution Group, Inc. subsequent to the date it became publicly traded (September 1997). Wilmar Industries, Inc. ceased to be a publicly traded entity during fiscal 2000 and therefore, has been removed from the peer group for all periods presented.

                         JLK DIRECT DISTRIBUTION             S&P SMALLCAP              PEER GROUP
                         -----------------------             -------------             ----------
           6/27/97                100.00                         100.00                  100.00
           6/30/97                128.13                         104.42                  110.31
           6/30/98                109.38                         124.74                  111.17
           6/30/99                 46.57                         126.84                   78.89
           6/30/00                 25.63                         145.09                   83.01

The above graph assumes a $100 investment on June 27, 1997 in each of JLK Direct Distribution Inc. Class A Common Stock, the S&P Small Cap and the Peer Group, and further assumes the reinvestment of all dividends.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK BY DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS
The following table sets forth the beneficial ownership of JLK Direct Distribution Inc.'s (the Corporation) Class A Common Stock as of June 30, 2000, by each director, each nominee for director, each Named Executive Officer (as hereinafter defined) and all directors and executive officers as a group.

                                               AMOUNT AND NATURE                           TOTAL BENEFICIAL
                                                 OF BENEFICIAL                              OWNERSHIP AND
         NAME OF BENEFICIAL OWNER               OWNERSHIP (1)(2)      STOCK CREDITS (8)     STOCK CREDITS
-----------------------------------------------------------------------------------------------------------
Richard C. Alberding.....................                16,000                   0              16,000

Jeffery M. Boetticher....................             31,000(3)               7,468              38,468

Irwin L. Elson...........................                25,100               6,597              31,697

H. Patrick Mahanes, Jr...................             10,000(4)                   0              10,000

Aloysius T. McLaughlin, Jr...............                17,500               2,693              20,193

William R. Newlin........................                82,600              23,665             106,265

Markos I. Tambakeras.....................                     0                   0                   0

John M. Beaudoin.........................             54,700(5)                   0              54,700

Paul E. Fuller...........................                 4,917                   0               4,917

Diana L. Scott...........................                22,834                   0              22,834

Richard J. Orwig.........................             26,667(6)                   0              26,667

Charles G. Lendvoyi......................             12,667(7)                   0              12,667

Directors And Executive Officers
As A Group (12 Persons)..................               303,985              40,423             344,408

-------------------------------------------
(1) Except for Mr. Newlin (2.1%) and Mr. Beaudoin (1.1%) no other director or executive officer beneficially owned in excess of one percent of any class of the Corporation's stock. Directors and executive officers as a group beneficially own 6.8% of the outstanding Class A Common Stock of the Corporation. Unless otherwise noted, the shares shown are subject to the sole voting and investment power of the person named.

(2)  The figures shown include 52,500, 4,167, 20,834, 16,667, 11,667 and 210,835 shares of the Corporation's Class A Common Stock over which Messrs. Beaudoin and Fuller, Ms. Scott, Messrs. Orwig and Lendvoyi and all directors and executive officers of the Corporation as a group, respectively, have the right to acquire as of June 30, 2000 or the right to acquire within 60 days thereafter. The figures shown include 15,000 shares of the Corporation's Class A Common Stock over which each of Messrs. Alberding, Boetticher, Elson and McLaughlin have the right to acquire as of June 30, 2000 or the right to acquire within 60 days thereafter, 45,000 shares of the Corporation's Class A Common Stock over which Mr. Newlin has the right to acquire as of June 30, 2000 or the right to acquire within 60 days thereafter, and 15,000 shares of the Corporation's Class A Common Stock over which Mr. Boetticher has sole voting power but no investment power.

(3) On May 4, 2000, Mr. Boetticher received a restricted stock award for 15,000 shares of the Corporation's Class A Common Stock for his service as Chair of the Executive Office of the Corporation. The Executive Office was established on May 2, 2000 to review the operations of the Corporation and its management.

(4) The figure includes 10,000 shares owned by Mr. Mahanes' wife. Mr. Mahanes disclaims beneficial ownership of shares owned by his wife.

(5)  The figure includes 2,100 shares owned by Mr. Beaudoin and his wife.

(6) Mr. Orwig ceased to serve as a director and as CEO and President of the Corporation, effective May 2, 2000.

(7) Mr. Lendvoyi ceased to serve as Vice President of the Corporation on August 1, 2000. The figure includes 1,000 shares owned by Mr. Lendvoyi and his wife.

(8) These amounts represent Stock Credits to which non-employee directors of the Corporation are entitled pursuant to the Deferred Fee Plan.

PRINCIPAL HOLDERS OF VOTING SECURITIES
The following table sets forth information with respect to the beneficial ownership of the Corporation's Class B Common Stock as of September 5, 2000:

         NAME AND ADDRESS                   AMOUNT AND NATURE OF             PERCENT OF OUTSTANDING
      OF BENEFICIAL OWNER(1)               BENEFICIAL OWNERSHIP(2)            CLASS B COMMON STOCK
      ----------------------               -----------------------            --------------------
        Kennametal Inc.(3)                       20,237,000                          100.00%

(1)  The address of Kennametal is 1600 Technology Way, Latrobe, Pennsylvania
     15650.

(2) Because the Class B Common Stock is convertible by Kennametal into Class A Common Stock on a one-for-one basis, such ownership also represents beneficial ownership of Class A Common Stock.

(3) See Item 13 -- Certain Relationships and Related Transactions -- Relationship with Kennametal for a description of transactions and arrangements between Kennametal and the Corporation.

The following table sets forth each person or entity who may be deemed to have beneficial ownership of more than 5% of the outstanding Class A Common Stock of the Corporation based upon information available to the Corporation as of September 5, 2000.

          NAME AND ADDRESS                    AMOUNT AND NATURE OF        PERCENT OF OUTSTANDING
         OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP         CLASS A COMMON STOCK
         -------------------                  --------------------         --------------------
First Pacific Advisors, Inc.                        898,100(1)                     21.00%
11400 West Olympic Blvd.,
Suite 1200
Los Angeles, California  90064

Putnam Investments, Inc.                            491,354(2)                     11.50%
One Post Office Square
Boston, Massachusetts  02109

Dimensional Ford Advisors, Inc.                     282,900(3)                      6.60%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

Reich & Tang Asset Management L.P.                  322,000(4)                      7.50%
600 Fifth Avenue
New York, New York  10020

Atlantic Investment Management, Inc.                379,300(5)                      8.80%
750 Lexington Avenue
New York, New York  10022

(1) According to a 13G filed by First Pacific Advisors, Inc., the company has shared voting power over 57,500 shares and shared dispositive power over all shares.

(2) According to a 13G filed by Putnam Investments, Inc., the Company has shared voting power over 141,012 shares and shared dispositive power over all shares.

(3) According to a 13F filed by Dimensional Fund Advisors Inc., the company has sole voting and dispositive power over all of the shares.

(4) According to a 13D filed by Reich & Tang Asset Management L.P., the company has shared voting power over all shares and shared dispositive power over all shares.

(5) According to a 13D filed by Atlantic Investment Management, Inc., the company has sole voting and sole dispositive power over all shares by reason of serving as the investment advisor to: (i) AJR International Inc., a British Virgin Islands company; (ii) Quest Capital Partners, L.P., a Delaware limited partnership; and (iii) the Managed Accounts.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH KENNAMETAL
Kennametal Inc. (Kennametal) currently holds 100% of the outstanding Class B Common Stock of JLK Direct Distribution Inc. (the Corporation). As of September 5, 2000, 4,917,000 shares of Class A Common Stock were issued, of which 4,288,410 were outstanding, and 628,590 were held as treasury shares. Accordingly, as of such date Kennametal owned Common Stock representing approximately 82.5% of the economic interest in the Corporation and representing approximately 97.9% of the combined voting power of the Corporation's outstanding Common Stock.

For so long as Kennametal continues to own shares of Class B Common Stock representing more than 50% of the combined voting power of the Common Stock of the Corporation, Kennametal will be able, among other things, to determine any corporate action requiring approval of holders of Common Stock representing a majority of the combined voting power of the Common Stock, including the election of the entire Board of Directors of the Corporation, certain amendments to the Articles of Incorporation and By-Laws of the Corporation and approval of certain mergers and other control transactions, without the consent of the other shareowners of the Corporation.

In addition, through its control of the Board of Directors and beneficial ownership of Class B Common Stock, Kennametal will be able to control certain decisions, including decisions with respect to the Corporation's dividend policy, the Corporation's access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), mergers or other business combinations involving the Corporation, the acquisition or disposition of assets by the Corporation and any change in control of the Corporation. Kennametal has advised the Corporation that its current intention is to continue to hold all of the Class B Common Stock beneficially owned by it. Kennametal has no agreement with the Corporation not to sell or distribute such shares. There can be no assurance concerning the period of time during which Kennametal will maintain its beneficial ownership of Class B Common Stock.

Beneficial ownership of at least 80% of the total voting power and value of the outstanding Common Stock is required in order for Kennametal to continue to include the Corporation in its consolidated group for federal income tax purposes and ownership of at least 80% of the total voting power and 80% of any class of nonvoting capital stock is required in order for Kennametal to be able to effect a tax-free spin-off.

INTERCOMPANY AGREEMENTS
The Corporation's relationship with Kennametal is also governed by agreements entered into in connection with the Corporation's initial public offering of its Class A Common Stock which was consummated in July 1997 (the "Offering") with Kennametal, including an administrative services agreement, a lease agreement, shared facilities agreements (subleases), a product supply agreement, a tax-sharing agreement, a trademark license agreement, an indemnification agreement, a non-competition and corporate opportunities allocation agreement, an intercompany debt/investment and cash management agreement, warehousing agreements and a corporate agreement, the material terms of which are described below.

The descriptions set forth below are intended to be summaries, and while material terms of the agreements are set forth herein, the descriptions are qualified in their entirety by reference to the forms of the relevant agreement which are incorporated herein by reference to the exhibits to Amendment No. 1 to the Corporation's Registration Statement on Form S-1, filed with the Commission on June 4, 1997. The Articles of Incorporation also contain provisions relating to the allocation of business opportunities that may be suitable for either of Kennametal or the Corporation and to the approval of transactions between the Corporation and Kennametal.

ADMINISTRATIVE SERVICES AGREEMENT
The Corporation and Kennametal have entered into an intercompany Administrative Services Agreement (the "Services Agreement") with respect to services provided by Kennametal to the Corporation. The Services Agreement provides that such services are provided in exchange for fees which, generally: (i) in the case of services purchased by Kennametal from third parties for the Corporation, are based upon the incremental cost charged by such third parties to Kennametal for such services provided to the Corporation; and (ii) in the case of services directly provided by Kennametal, are based on the estimated costs, including a reasonable allocation of direct and indirect overhead costs, incurred by Kennametal for the services it provides directly to the Corporation. Such fees are paid monthly in arrears. The Corporation may request an expansion or termination of services, in which case the parties discuss, without obligation, the provision or termination of such services and an appropriate charge or reduction in charges for such services. The purpose of the Services Agreement is to ensure that Kennametal continues to provide to the Corporation the range of services that Kennametal provided to the Corporation prior to the Offering. With respect to matters covered by the Services Agreement, the relationship between Kennametal and the Corporation is intended to continue in a manner generally consistent with prior practices. The services initially provided by Kennametal to the Corporation include, among other things, certain treasury, general accounting and administrative services including, tax, risk management, human resources, legal, internal audit, marketing, executive time and space, and information systems services.

The Services Agreement also provides that Kennametal will arrange and administer all existing insurance arrangements and may continue coverage of the Corporation under Kennametal's insurance policies and will allow eligible employees of the Corporation to participate in all of Kennametal's benefit plans. In addition, under the

Services Agreement, the Corporation will reimburse Kennametal for the portion of Kennametal's premium cost with respect to such insurance that is attributable to coverage of the Corporation and reimburse Kennametal for Kennametal's costs (including any contributions and premium costs and including certain third-party expenses and allocation of certain personnel expenses of Kennametal), generally in accordance with past practice, relating to participation by the Corporation's employees in any of Kennametal's benefit plans.

The Services Agreement has an initial term of 10 years and will be renewed automatically thereafter for successive one-year terms, provided however, that after the initial 10-year term or any renewal term, the Services Agreement may be terminated at the end of such initial term or any subsequent renewal term by either party upon six months' prior written notice. The Services Agreement also provides that it is subject to early termination by Kennametal if: (i) Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock; (ii) any person or group, other than Kennametal or its affiliates, directly or indirectly has the power to exercise a controlling influence over the Corporation; or (iii) a majority of the directors of the Corporation were neither nominated by Kennametal or by the Corporation's Board of Directors nor appointed by directors so nominated. The Services Agreement also may be terminated by the non-breaching party if the other party materially breaches its terms.

Pursuant to the Services Agreement, for the term of and for a period of five years following the termination of the Services Agreement, each party agrees to indemnify the other, except in certain limited circumstances, against liabilities that the other may incur by reason of or related to such party's failure to perform its obligations under the Services Agreement. Under the Services Agreement, the fees for services provided by Kennametal to the Corporation during fiscal 2000 were approximately $4.6 million.

LEASE AGREEMENT
The Corporation and Kennametal have entered into a Lease Agreement (the "Lease Agreement") pursuant to which Kennametal leases to the Corporation space within buildings located on Kennametal's premises. The Corporation uses such space for the display and retail sale of metalworking consumables and related products, as well as for ancillary office and storage use. The Corporation may not use the premises for any other purpose or business without the prior consent of Kennametal. The Corporation is required to indemnify Kennametal against certain liabilities in respect of the use of the premises. The Lease Agreement will remain in effect for a term of 10 years but may be extended for successive one-year terms by the Corporation upon written notice to Kennametal. Kennametal may terminate the Lease Agreement if: (i) the Corporation owns shares representing less than a majority of the voting power of the outstanding common stock of J&L; (ii) Kennametal or its affiliates, own Common Stock representing less than a majority of the voting power of all Common Stock; (iii) any person or group, other than Kennametal or its affiliates, directly or indirectly has the power to exercise a controlling influence over the Corporation; or (iv) a majority of the directors of the Corporation were neither nominated by Kennametal or by the Corporation's Board of Directors nor appointed by directors so nominated. The Lease Agreement also may be terminated by the non-breaching party if the other party materially breaches its terms. The Corporation paid approximately $106,000 in lease payments during fiscal 2000 under the Lease Agreement.

SHARED FACILITIES AGREEMENTS
The Corporation and Kennametal have entered into Shared Facilities Agreements (the "Shared Facilities Agreements") pursuant to which each company subleases to the other company the facilities, which are leased by either of the companies and shared with the other company. The Shared Facilities Agreements provide that the relevant sublessor will lease space to the sublessee at a rental rate equal to a pro rata share (based on square feet occupied) of all costs and expenses (principally fixed rent) under the relevant lease. The Shared Facilities Agreements provide for a term, with respect to each subleased facility, equal to the term of the underlying lease. Under the Shared Facilities Agreement, the Corporation paid Kennametal approximately $624,000 for the portion of the costs and expenses attributable to it under the relevant leases during fiscal 2000. Kennametal paid the Corporation approximately $125,000 for the portion of the costs and expenses attributable to it under the relevant leases during fiscal 2000.

PRODUCT SUPPLY AGREEMENT
The Corporation and Kennametal have entered into a Product Supply Agreement (the "Supply Agreement") which has a term of 10 years pursuant to which Kennametal agrees to supply and the Corporation agrees to purchase from Kennametal all of the Corporation's requirements for metalworking consumables and related products direct-marketed by the Corporation, and Kennametal further agrees to supply all metalworking consumables and related products requested pursuant to Full Service Supply programs, except as otherwise agreed from time to time between the Corporation and Kennametal. The Corporation is entitled to purchase products for its direct-marketing business at prices discounted from Kennametal's published price for each such product depending upon the volume of each such product purchased by the Corporation. The gross margin realized by the Corporation from the sale of products purchased from Kennametal and resold in the Corporation's direct-marketing program slightly exceeds the gross margin which the Corporation realizes on all products resold in the direct-marketing program. The Corporation's Articles of Incorporation contain similar provisions regarding product supply. Pursuant to the Corporate Opportunities Agreement (see below), Kennametal has agreed that, with the exception of existing relationships, Kennametal will not sell, distribute or otherwise make available Kennametal products to any person that competes with the Corporation. The Supply Agreement will remain in effect for a term of 10 years, but may be earlier terminated by either party if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or if the other party materially breaches the Supply Agreement or the Corporate Opportunities Agreement. Under the Supply Agreement, the Corporation paid Kennametal approximately $78.2 million for products supplied during fiscal 2000.

TAX-SHARING AGREEMENT
The Corporation is included in Kennametal's federal consolidated income tax group, and the Corporation's tax liability is included in the consolidated federal income tax liability of Kennametal and its subsidiaries. In certain circumstances, certain of the Corporation's subsidiaries may be included with certain subsidiaries of Kennametal in combined, consolidated or unitary income tax groups for state and local tax purposes. Pursuant to the Tax-Sharing Agreement, the Corporation makes payments to Kennametal such that, with respect to any period, the amount of taxes to be paid by the Corporation, subject to certain adjustments, are determined as though the Corporation were to file separate federal, state and local income tax returns (including, except as provided below, any amounts determined to be due as a result of a redetermination of the tax liability of Kennametal arising from an audit or otherwise) as the common parent of an affiliated group of corporations filing combined, consolidated or unitary (as applicable) federal, state and local returns rather than a consolidated subsidiary of Kennametal with respect to federal, state and local income taxes. The Corporation is reimbursed, however, for tax attributes that it generates, such as net operating losses, if and when they are used on a consolidated basis.

Kennametal has all the rights of a parent of a consolidated group (and similar rights provided for by applicable state and local law with respect to a parent of a combined, consolidated or unitary group), is the sole and exclusive agent for the Corporation in any and all matters relating to the income, franchise and similar tax liabilities of the Corporation, has sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns (or amended returns), and has the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of the Corporation. In addition, Kennametal has agreed to undertake to provide the aforementioned services with respect to the Corporation's separate state and local income tax returns and the Corporation's foreign income tax returns. Under the Services Agreement, the Corporation pays Kennametal a fee intended to reimburse Kennametal for all direct and indirect costs and expenses incurred with respect to the Corporation's share of the overall costs and expenses incurred by Kennametal with respect to tax related services.

In general, the Corporation will be included in Kennametal's consolidated group for federal income tax purposes for so long as Kennametal beneficially owns at least 80% of the total voting power and value of the outstanding Common Stock. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax-Sharing Agreement allocates tax liabilities between the Corporation and Kennametal, during the period in which the Corporation is included in Kennametal's consolidated group, the Corporation could be liable in the event that any federal tax liability is incurred, but not discharged, by any other member of Kennametal's consolidated group.

TRADEMARK LICENSE AGREEMENT
The Corporation and Kennametal have entered into a Trademark License Agreement (the "License Agreement"). The License Agreement provides, among other things, for the grant to the Corporation by Kennametal of a non-exclusive license to use the trademarks, service marks, trade names and other intellectual property (collectively, the "Marks") of Kennametal identified therein in connection with the Corporation's business and for the grant to Kennametal by the Corporation of a non-exclusive license to use the Corporation's Marks on similar terms. Under the terms of the License Agreement, each party shall indemnify the other and its affiliates against certain liabilities in respect of the use of the Marks. The License Agreement shall remain in effect for a term of 10 years, but may be earlier terminated by Kennametal if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or by either party if the other party materially breaches the License Agreement or any of the other intercompany agreements. A termination of the License Agreement could have a material adverse effect on the business, financial condition or results of operation of the Corporation.

INDEMNIFICATION AGREEMENT
The Corporation and Kennametal have entered into an Indemnification Agreement (the "Indemnification Agreement"). Under the Indemnification Agreement, subject to limited exceptions, the Corporation is required to indemnify Kennametal and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the Offering, including liabilities arising out of or based upon alleged misrepresentations in or omissions from the Corporation's Rule 424(b) Prospectus, filed with the Commission on June 27, 1997. The Indemnification Agreement also provides that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (the "Indemnified Party") for liabilities that may be incurred by the Indemnified Party relating to, resulting from or arising out of: (i) the businesses and operations conducted or formerly conducted, or assets owned or formerly owned, by the Indemnifying Party and its subsidiaries (except, in the case where Kennametal is the Indemnifying Party, such businesses, operations and assets of the Corporation and its subsidiaries); or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering, except to the extent caused by the Indemnified Party. The Indemnification Agreement also provides that the Corporation will indemnify Kennametal for any liabilities incurred under guarantees of leases.

NON-COMPETITION AND CORPORATE OPPORTUNITIES ALLOCATION AGREEMENT
Pursuant to a Non-Competition and Corporate Opportunities Allocation Agreement (the "Corporate Opportunities Agreement") entered into between Kennametal and the Corporation: (i) Kennametal has agreed for as long as the other intercompany agreements remain in effect (whose term is 10 years); (A) not to compete with the Corporation in the business of direct marketing of a broad range of metalworking consumables and related products through catalogs, monthly promotional flyers, additional mailings and advertisements, telemarketing efforts, direct-sales efforts and showrooms targeted at small and medium-sized metalworking shops, as well as the supply of consumable tooling and related metalworking products at designated manufacturing plants of large industrial customers through integrated industrial supply programs (the "Base Business"), except where the Corporation has been offered by Kennametal or its affiliates or a third party the right to acquire a business which falls under the Base Business at fair market value and the Corporation's Board of Directors has determined, for whatever reason, that the Corporation shall not acquire such business; and (B) not to sell, offer to sell, distribute or otherwise make available Kennametal manufactured and branded products to anyone who intends to direct market such products and therefore competes with the Corporation's direct-marketing program, except with respect to those contracts, arrangements or relationships in existence on the date of the Corporate Opportunities Agreement or with the prior written consent of the Corporation; and (ii) the Corporation has agreed for as long as the other intercompany agreements remain in effect not to sell, offer to sell, distribute or otherwise make available any products which compete directly or indirectly with Kennametal without the prior written consent of Kennametal, except in connection with the provision of integrated industrial supply programs as may be required specifically by customers thereof. Similar provisions are contained in the Articles of Incorporation.

The Corporate Opportunities Agreement provides that Kennametal has the right to any future business opportunities outside the scope of the Base Business and has the right as to any future business opportunities outside the scope of the Base Business but which are reasonably related to the Base Business, to determine the allocation thereof based solely upon Kennametal's evaluation of what is in the best interests of Kennametal under the circumstances. Under such agreement, the good faith determination of Kennametal as to the scope of the Base Business, the applicability of any exceptions discussed above to its agreement not to compete or the allocation of any corporate opportunities outside the scope of the Base Business, will be conclusive and binding. The Corporate Opportunities Agreement will remain in effect for a term of 10 years but may be earlier terminated by Kennametal if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or if the Corporation materially breaches the Corporate Opportunities Agreement or the Product Supply Agreement. The Articles of Incorporation also restrict the Corporation's ability to pursue future business opportunities.

INTERCOMPANY DEBT/INVESTMENT AND CASH MANAGEMENT AGREEMENT
The Corporation and Kennametal have entered into an Intercompany Debt/Investment and Cash Management Agreement (the "Cash Management Agreement") under which the Corporation participates in Kennametal's centralized cash management system. The Cash Management Agreement provides for a daily transfer from the Corporation's cash accounts to Kennametal's centralized cash accounts and daily funding of the disbursements of the Corporation from such Kennametal cash accounts. The Corporation receives interest on net cash flows to Kennametal's centralized cash accounts and is charged interest on net borrowings from the Kennametal centralized cash accounts at a rate equal to the interest rate available to Kennametal from outside sources for short term borrowings or investments, depending upon the overall position of the centralized cash accounts. The Corporation pays for this service pursuant to the Services Agreement and reimburses Kennametal for an allocable portion of Kennametal's facility and/or commitment fees under its credit lines. The Cash Management Agreement will remain in effect for a term of 10 years, but may be earlier terminated by Kennametal if Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock or by either party if the other party materially breaches the Cash Management Agreement or any of the other intercompany agreements. The Corporation charged approximately $1.2 million in interest expense to Kennametal during fiscal 2000 under the Cash Management Agreement.

WAREHOUSING AGREEMENTS
The Corporation and Kennametal have entered into separate Warehousing Agreements ("Warehousing Agreements") with respect to: (i) Kennametal distribution centers and warehouses that store products for the Corporation; and (ii) Corporation distribution centers and warehouses that store products for Kennametal. The terms of each Warehousing Agreement provide for the warehouser to store the warehousee's products in the warehouses segregated and separate from the warehouser's products and, upon request by the warehousee, to ship its products from these warehouses to the warehousee's customers. The warehousee pays to the warehouser a charge for each of the products picked, packed and shipped based upon an allocation of costs (including overhead) incurred by the warehouser at these warehouses. The Warehousing Agreements shall remain in effect for a term of 10 years but may be earlier terminated by Kennametal if: (i) Kennametal or its affiliates own Common Stock representing less than a majority of the voting power of all Common Stock; or (ii) if the Corporation owns shares representing less than a majority of the voting power of the outstanding common stock of J&L. The Warehousing Agreements may also be terminated by either party if the other party materially breaches such Warehousing Agreement or any of the other intercompany agreements. Under the Warehousing Agreement, the Corporation paid Kennametal approximately $422,000 for its allocation of costs during fiscal 2000 and Kennametal paid the Corporation approximately $486,000 for its allocation of costs during fiscal 2000.

CORPORATE AGREEMENT
The Corporation and Kennametal have entered into a Corporate Agreement (the "Corporate Agreement") under which the Corporation granted to Kennametal a continuing option, transferable, in whole or in part, to any of its affiliates, to purchase, under certain circumstances, additional shares of Class B Common Stock or Class A Common Stock (the "Stock Option"). The Stock Option may be exercised by Kennametal simultaneously with the issuance of any equity security of the Corporation or immediately prior to a Tax-Free Spin-Off to the extent necessary to maintain its then existing percentage of the total voting power and economic value of the Corporation at 80% of all outstanding Common Stock or, in connection with a Tax-Free Spin-Off, in order to acquire stock ownership necessary to effect a Tax-Free Spin-Off. The purchase price of the shares of Common Stock purchased upon any exercise of the Stock Option, subject to certain exceptions, shall be based on the market price of the Class A Common Stock. The Stock Option expires on the Control Termination Date. The Corporation does not intend to issue additional shares of Class B Common Stock except pursuant to the exercise of the Stock Option and as permitted by any law, rule or regulation to which the Corporation is subject.

The Corporate Agreement further provides that, upon the request of Kennametal, the Corporation shall use its best efforts to effect the registration under the applicable federal and state securities laws of any of the shares of Common Stock (and any other securities issued in respect of or in exchange for either) held by Kennametal for sale in accordance with Kennametal's intended method of disposition thereof and will take such other actions necessary to permit the sale thereof in other jurisdictions, subject to certain limitations specified in the Corporate Agreement. Although as of the date hereof, Kennametal has no current plan or intention other than to hold its shares of Class B Common Stock for the foreseeable future, Kennametal also has the right, which it may exercise at any time and from time to time, to include the shares of Class A Common Stock (and any other securities issued in respect of or in exchange for either) held by it in certain other registrations of common equity securities of the Corporation initiated by the Corporation on its own behalf or on behalf of its other shareowners. The Corporation agrees to pay all out-of-pocket costs and expenses (other than underwriting discounts and commissions) in connection with each such registration that Kennametal requests or in which Kennametal participates. Subject to certain limitations specified in the Corporate Agreement, such registration rights will be assignable by Kennametal and its assigns. The Corporate Agreement contains indemnification and contribution provisions: (i) by Kennametal and its permitted assigns for the benefit of the Corporation and related persons; and (ii) by the Corporation for the benefit of Kennametal and the other persons entitled to effect registrations of Common Stock and related persons.

The Corporate Agreement provides that for so long as Kennametal maintains beneficial ownership of at least 40% of the number of outstanding shares of Common Stock, the Corporation may not take any action or enter into any commitment or agreement that may reasonably be anticipated to result, with or without notice and with or without lapse of time or otherwise, in a contravention or an event of default by Kennametal of: (i) any provision of applicable law or regulation, including but not limited to provisions pertaining to the Internal Revenue Code of 1986, as amended or the Employee Retirement Income Security Act of 1974, as amended; (ii) any provision of Kennametal's Articles of Incorporation or Kennametal's By-Laws; (iii) any credit agreement or other material instrument binding upon Kennametal; or (iv) any judgment, order or decree of any governmental body, agency or court having jurisdiction over Kennametal or any of its affiliates or any of their respective assets.

RECEIVABLES SALE AGREEMENT
In June 1999, the Corporation and Kennametal entered into a Receivables Sale Agreement under which the Corporation sells a portion of its accounts receivables to Kennametal as part of a receivables sale program that Kennametal has entered into with third parties. Kennametal purchased approximately $129 million of receivables from the Corporation during fiscal 2000. The proceeds from collection of these receivables are used to purchase additional receivables. The receivables are sold by the Corporation at a price equal to their face value less a discount factor (presently 1%) determined by Kennametal and the Corporation from time to time. Losses incurred by the Corporation from these sales were approximately $1.2 million in fiscal 2000. Cash received by the Corporation from the sale is returned to Kennametal under the Cash Management Agreement. Kennametal paid the Corporation approximately $161,000 in fiscal 2000 for servicing the sold receivables on behalf of Kennametal.

CONFLICTS OF INTEREST
Conflicts of interest may arise between the Corporation and Kennametal in a number of areas relating to their past and ongoing relationships, including potential acquisitions of businesses or properties, potential competitive business activities, the election of new or additional directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, registration rights, administration of benefits plans, service arrangements, issuances of capital stock of the Corporation, sales or distributions by Kennametal of its remaining shares of Common Stock and the exercise by Kennametal of its ability to control the management and affairs of the Corporation. The Corporation cannot engage in the manufacture of metal cutting tools and inserts and other related products in which Kennametal is engaged. The Articles of Incorporation and the Corporate Opportunities Agreement contain certain noncompete provisions. Circumstances could arise, however, in which the Corporation and Kennametal would engage in activities in competition with one another.

The Corporation and Kennametal may enter into material transactions and agreements in the future in addition to those described above. The Board will utilize such procedures in evaluating the terms and provisions of any material transactions between the Corporation and Kennametal or its affiliates as the Board may deem appropriate in light of its fiduciary duties under state law. Depending on the nature and size of the particular transaction, in any such evaluation, the Board may rely on management's statements and opinions and may or may not utilize outside experts or consultants or obtain independent appraisals or opinions.

Four of the seven current directors of the Corporation are also directors of Kennametal, including Kennametal's Chairman, William R. Newlin, and Kennametal's President and Chief Executive Officer, Markos I. Tambakeras. Directors of the Corporation who are also directors of Kennametal will have conflicts of interest with respect to matters potentially or actually involving or affecting the Corporation and Kennametal, such as acquisitions, financing and other corporate opportunities that may be suitable for the Corporation and Kennametal. To the extent that such opportunities arise, such directors may consult with their legal advisors and make a determination after consideration of a number of factors, including whether such opportunity is presented to any such director in his capacity as a director of the Corporation, whether such opportunity is within the Corporation's line of business or consistent with its strategic objectives and whether the Corporation will be able to undertake or benefit from such opportunity. In addition, determinations may be made by the Board, when appropriate, by the vote of the disinterested directors only. Notwithstanding the foregoing, there can be no assurance that conflicts will be resolved in favor of the Corporation. So long as the Corporation remains a subsidiary of Kennametal, the directors and officers of the Corporation will, subject to certain limitations, be indemnified by Kennametal and insured under insurance policies maintained by Kennametal against liability for actions taken or omitted to be taken in their capacities as directors and officers of the Corporation, including actions or omissions that may be alleged to constitute breaches of the fiduciary duties owed by such persons to the Corporation and its shareowners. This insurance may not be applicable to certain of the claims that Kennametal may have against the Corporation pursuant to the Indemnification Agreement or otherwise. It is contemplated that, in the event that Kennametal ceases to own in excess of a majority of the voting power of the Common Stock, the Corporation will obtain its own insurance coverage for its directors and officers in respect of such matters comparable to that currently provided by Kennametal.

RELOCATION LOAN
On September 17, 1998, Mr. Orwig became President and Chief Executive Officer of the Corporation and ceased to serve as the Vice President and Chief Financial and Administrative Officer of Kennametal. In connection with Mr. Orwig's new position, Mr. Orwig received a loan from the Corporation on March 10, 1999, for relocation purposes, in the amount of $175,000, which was interest-free until September 10, 1999. The entire amount of the loan, including accrued interest was repaid in full in fiscal 2000.

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

          Schedule II - Valuation and Qualifying Accounts for the Three Years Ended June 30, 2000

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

               (10.12) 1997 JLK Direct Distribution Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.i of the company's December 31, 1997 Form 10-Q).

               (10.13) Kennametal Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.m of Amendment No. 1 to the company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 4, 1997).

               (10.14) JLK Direct Distribution Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.s of Amendment No. 2 to the company's Registration Statement on Form S-1 (No. 333-25989) filed with the Commission on June 24, 1997).

               (10.15) Employment Agreement with Richard J. Orwig dated January 21, 2000 (incorporated by reverence to Exhibit 10.1 of the company's December 31, 1999 Form 10-Q).

               (10.16) Employment Agreement with John M. Beaudoin dated January 21, 2000 (incorporated by reverence to Exhibit 10.2 of the company's December 31, 1999 Form 10-Q).

               (10.17) Employment Agreement with Charles G. Lendvoyi dated January 21, 2000 (incorporated by reverence to Exhibit 10.3 of the company's December 31, 1999 Form 10-Q).

               (10.18) Employment Agreement with Paul E. Fuller dated January 21, 2000 (incorporated by reverence to Exhibit 10.4 of the company's December 31, 1999 Form 10-Q).

               (10.19) Employment Agreement with Diana L. Scott dated January 21, 2000 (incorporated by reverence to Exhibit 10.5 of the company's December 31, 1999 Form 10-Q).

               (10.20) Deferred Fee Plan for Outside Directors (incorporated by reverence to Exhibit 10.6 of the company's December 31, 1999 Form 10-Q).

               (10.21) Directors Stock Incentive Plan (incorporated by reverence to Exhibit 10.7 of the company's December 31, 1999 Form 10-Q).

               (10.22) Severance Agreement with Richard J. Orwig dated May 2, 2000, filed herewith.

               (10.23) Severance Agreement with Charles G. Lendvoyi dated July 26, 2000, filed herewith.

          (21) Subsidiaries of the Registrant               Filed herewith.

          (27) Financial Data Schedule                      Filed herewith.

(b)      Reports on Form 8-K.

         A report on Form 8-K, containing Item 5, was filed on May 9, 2000 regarding the announcement of the resignation of Mr. Richard J. Orwig as president and CEO of JLK Direct Distribution Inc.

         A report on Form 8-K was filed on July 21, 2000 regarding the announcement of a proposal by Kennametal Inc. to acquire the outstanding shares of JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., that it does not already own for $6.70 per share in cash.

         A report on Form 8-K was filed on July 25, 2000 regarding Kennametal Inc. and all the directors of JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., being named as defendants in civil action No. GD00-12565, filed in the Court of Common Pleas in Allegheny County, Pennsylvania.

         A report on Form 8-K was filed on August 8, 2000 regarding JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., Kennametal Inc. and all the directors of JLK Direct Distribution Inc., being named in two additional class action lawsuits filed in the Court of Common Pleas in Allegheny County, Pennsylvania.

         A report on Form 8-K was filed on September 11, 2000 regarding the announcement that Kennametal Inc. and JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., have entered into a definitive merger agreement for Kennametal to acquire the outstanding shares of JLK that Kennametal does not already own.

         A report on Form 8-K was filed on September 12, 2000 regarding the announcement that JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., expects to recognize special charges of $15 - $20 million associated with its business improvement plan.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    JLK DIRECT DISTRIBUTION INC.

                                                    By /s/ DIANA L. SCOTT
                                                       -------------------------
                                                       Diana L. Scott
                                                       Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer

Date:  September 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                    TITLE                              DATE
        ---------                                    -----                              ----
/s/  WILLIAM R. NEWLIN                               Chairman of the Board              September 27, 2000
--------------------------------
William R. Newlin


/s/  STANLEY B. DUZY, JR.                            Acting Chief                       September 27, 2000
--------------------------------                     Operating Officer
Stanley B. Duzy, Jr.

/s/  DIANA L. SCOTT                                  Vice President,                    September 27, 2000
--------------------------------                     Chief Financial Officer
Diana L. Scott                                       and Treasurer


/s/  RICHARD C. ALBERDING                            Director                           September 27, 2000
--------------------------------
Richard C. Alberding


/s/  JEFFERY M. BOETTICHER                           Director                           September 27, 2000
--------------------------------
Jeffery M. Boetticher


/s/  IRWIN L. ELSON                                  Director                           September 27, 2000
--------------------------------
Irwin L. Elson


/s/  H. PATRICK MAHANES, JR.                         Director                           September 27, 2000
--------------------------------
H. Patrick Mahanes, Jr.


/s/  ALOYSIUS T. MCLAUGHLIN, JR.                     Director                           September 27, 2000
--------------------------------
Aloysius T. McLaughlin, Jr.


/s/  MARKOS I. TAMBAKERAS                            Director                           September 27, 2000
--------------------------------
Markos I. Tambakeras

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of JLK Direct Distribution Inc. and have issued our report thereon dated July 24, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule listed in Item 14-a2 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP
------------------------
Arthur Andersen LLP

Pittsburgh, Pennsylvania
July 24, 2000

SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                          Balance at     Charged to                                          Deductions       Balance at
                          Beginning      Costs and                            Other            from             End of
Description                of Year        Expenses        Recoveries      Adjustments(a)     Reserves(b)         Year
-----------                -------        --------        ----------      --------------     -----------         ----
2000

Allowance for
     doubtful accounts     $980,838       $768,684         $70,882          $(12,895)        $(812,056)        $995,453

1999

Allowance for
     doubtful accounts     $827,416       $856,894         $68,328          $  5,709         $(777,509)        $980,838

1998

Allowance for
     doubtful accounts     $285,950       $515,002         $26,176          $499,538         $(499,250)        $827,416


(a) Represents foreign currency translation adjustment and reserves acquired through business combinations in 1998.

(b)  Represents uncollected accounts charged against the allowance.