Form 10-Q
period 2000-09-30
JLK DIRECT DISTRIBUTION INC
filed 2000-11-14
CIK 1038243

===============================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title Of Each Class                   Outstanding at October 30, 2000
------------------------------------           -------------------------------
Class A Common Stock, par value $.01                      4,288,410

Class B Common Stock, par value $.01                     20,237,000
===============================================================================

                          JLK DIRECT DISTRIBUTION INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                TABLE OF CONTENTS


Item No.                                                                 Page
-------                                                                  ----
                          PART I. FINANCIAL INFORMATION

1.  Financial Statements:

    Condensed Consolidated Statements of Income (Unaudited)
    Three months ended September 30, 2000 and 1999.....................    1

    Condensed Consolidated Balance Sheets (Unaudited)
    September 30, 2000 and June 30, 2000...............................    2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Three months ended September 30, 2000 and 1999.....................    3

    Notes to Condensed Consolidated Financial Statements (Unaudited)...    4

2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..........................................    7


                           PART II. OTHER INFORMATION

6.  Exhibits and Reports on Form 8-K...................................   10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------
(in thousands, except per share data)

                                                       Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                      2000               1999
                                                      ----               ----
OPERATIONS
Net sales                                           $ 120,451          $118,315
Cost of goods sold                                     83,656            79,737
                                                    ---------          --------
Gross profit                                           36,795            38,578
Operating expense                                      34,656            31,599
Restructuring and asset impairment charge               1,587                --
                                                    ---------          --------
Operating income                                          552             6,979
Other expense (income), net                               (11)              117
                                                    ---------          --------
Income before provision for income taxes                  563             6,862
Provision for income taxes                                222             2,708
                                                    ---------          --------
Net income                                          $     341          $  4,154
                                                    =========          ========

PER SHARE DATA
Basic earnings per share                            $    0.01          $   0.17
                                                    =========          ========

Diluted earnings per share                          $    0.01          $   0.17
                                                    =========          ========

Basic weighted average shares outstanding              24,525            24,510
                                                    =========          ========

Diluted weighted average shares outstanding            24,525            24,510
                                                    =========          ========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------
(in thousands)

                                                                             September 30,        June 30,
                                                                                  2000              2000
                                                                                  ----              ----
ASSETS
Current assets:
   Cash and equivalents                                                        $   4,404          $   2,888
   Notes receivable from Kennametal                                               16,937             11,159
   Accounts receivable, less allowance for doubtful
     accounts of $1,046 and $995                                                  49,253             49,961
   Inventories                                                                   111,404            123,436
   Deferred income taxes                                                          11,410             11,545
   Other current assets                                                            1,274                762
                                                                               ---------          ---------
Total current assets                                                             194,682            199,751
                                                                               ---------          ---------

Property, plant and equipment:
   Land and buildings                                                              6,332              6,394
   Machinery and equipment                                                        34,987             34,206
   Less accumulated depreciation                                                 (13,607)           (12,464)
                                                                               ---------          ---------
Net property, plant and equipment                                                 27,712             28,136
                                                                               ---------          ---------

Other assets:
   Intangible assets, less accumulated
     amortization of $19,256 and $18,177                                          58,010             59,088
   Other                                                                             572                656
                                                                               ---------          ---------
Total other assets                                                                58,582             59,744
                                                                               ---------          ---------
Total assets                                                                   $ 280,976          $ 287,631
                                                                               =========          =========

LIABILITIES
Current liabilities:
   Notes payable to banks                                                      $      --          $     790
   Accounts payable                                                               20,519             30,389
   Due to Kennametal and affiliates                                                7,068              7,020
   Income taxes payable                                                            2,920              2,923
   Accrued payroll and vacation pay                                                3,007              2,938
   Other                                                                           9,637              6,104
                                                                               ---------          ---------
Total current liabilities                                                         43,151             50,164
                                                                               ---------          ---------
Deferred income taxes                                                                389                466
Other liabilities                                                                  4,931              4,524
                                                                               ---------          ---------
Total liabilities                                                                 48,471             55,154
                                                                               ---------          ---------

SHAREOWNERS' EQUITY
Preferred stock, $.01 par value; 25,000 shares authorized; none issued                --                 --
Class A Common Stock, $.01 par value; 75,000 shares authorized;
   4,917 shares issued, 4,288 shares outstanding                                      49                 49
Class B Common Stock, $.01 par value; 50,000 shares authorized;
   20,237 shares issued and outstanding                                              202                202
Additional paid-in capital                                                       182,604            182,604
Retained earnings                                                                 65,117             64,779
Treasury stock, at cost; 629 shares of Class A Common stock held                 (14,204)           (14,204)
Unearned compensation                                                                (46)               (91)
Accumulated other comprehensive loss                                              (1,217)              (862)
                                                                               ---------          ---------
Total shareowners' equity                                                        232,505            232,477
                                                                               ---------          ---------
Total liabilities and shareowners' equity                                      $ 280,976          $ 287,631
                                                                               =========          =========

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------
(in thousands)

                                                                            Three Months Ended
                                                                               September 30,
                                                                         --------------------------
                                                                         2000              1999
                                                                         ----              ----
OPERATING ACTIVITIES
Net income                                                             $    341          $  4,154
Adjustments for noncash items:
  Depreciation                                                            1,236               991
  Amortization                                                            1,079             1,309
  Restructuring and asset impairment charge                                 235                --
  Loss on sale of assets                                                    351               282
Changes in certain assets and liabilities:
  Accounts receivable                                                     4,191            (3,586)
  Proceeds from (reduction in) the sale of accounts receivable           (4,028)            2,110
  Inventories                                                            11,548           (12,972)
  Accounts payable and accrued liabilities                               (5,866)           15,423
  Other                                                                    (360)             (581)
                                                                       --------          --------
Net cash flow from operating activities                                   8,727             7,130
                                                                       --------          --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                 (941)           (1,563)
Notes receivable from Kennametal                                         (5,486)           (3,326)
Other                                                                        24               (41)
                                                                       --------          --------
Net cash flow used for investing activities                              (6,403)           (4,930)
                                                                       --------          --------

FINANCING ACTIVITIES
Repayments of notes payable to banks                                       (790)             (933)
                                                                       --------          --------

Effect of exchange rate changes on cash and equivalents                     (18)             (196)
                                                                       --------          --------

CASH AND EQUIVALENTS
Net increase in cash and equivalents                                      1,516             1,071
Cash and equivalents, beginning of year                                   2,888             2,807
                                                                       --------          --------
Cash and equivalents, end of period                                    $  4,404          $  3,878
                                                                       ========          ========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                          $    103          $    236
Income taxes paid                                                           455               181

See accompanying notes to condensed consolidated financial statements.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in JLK Direct Distribution Inc.'s (the company) June 30, 2000 Form 10-K. The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited balance sheet included in the company's June 30, 2000 Form 10-K. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise specified, any references to a "year" is to a fiscal year ended June 30. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. The accompanying condensed consolidated financial statements of the company include the operations of J&L America, Inc. (J&L), a previously wholly owned subsidiary of Kennametal Inc. (Kennametal), and Full Service Supply
     (FSS), which previously had been operated as a program of Kennametal. Prior to April 1, 1997, the company had no separate legal status or existence. Kennametal incorporated the company as a Pennsylvania corporation under the name "JLK Direct Distribution Inc." in April 1997. Kennametal currently owns 83 percent of the outstanding stock of the company.

3. On July 20, 2000, Kennametal proposed to the company's Board of Directors to acquire the outstanding shares of the company it does not already own. On September 11, 2000, the company and Kennametal announced that they entered into a definitive merger agreement for Kennametal to acquire these minority shares. Pursuant to the agreement, the company agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and will expire on November 15, 2000. Following the company's purchase of shares in the tender offer, Kennametal will acquire the remainder of the minority shares at the same price in a merger. The aggregate value to acquire the minority interest of approximately 4.3 million shares would be approximately $37 million. The transaction has been unanimously approved by the company's Board of Directors, including its special committee comprised of independent directors of the Board. The transaction is not conditioned on financing, but is subject to conditions set forth in the merger agreement.

     In July 2000, the company, its directors (including one former director) and Kennametal were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with Kennametal's proposal to acquire the outstanding stock of the company not owned by Kennametal.

     On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants, as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by the company of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to the execution of a definitive stipulation of settlement, to consummation of the merger, and to court approval.

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------------------

4. Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                       Three Months Ended
                                                         September 30,
                                                     ---------------------
                                                     2000             1999
                                                     ----             ----
     Net income                                     $  341          $ 4,154
     Foreign currency translation adjustments         (355)            (134)
                                                    ------          -------
     Comprehensive income (loss)                    $  (14)         $ 4,020
                                                    ======          =======

     Accumulated other comprehensive loss consists solely of cumulative foreign currency translation adjustments.

5. In connection with 1998 and 1997 acquisitions, the company entered into employee retention and non-compete agreements. The remaining liability for these agreements, and other similar agreements from previous acquisitions, at September 30, 2000 and June 30, 2000 recorded in other current liabilities was $1.5 million and $1.5 million, respectively, and in other liabilities was $1.0 million and $1.1 million, respectively.

6. The company engages in business transactions with Kennametal and its subsidiaries. Products purchased for resale from Kennametal and its subsidiaries and sales to these entities were as follows (in thousands):

                                                         Three Months Ended
                                                            September 30,
                                                        ------------------
                                                        2000          1999
                                                        ----          ----
     Purchases from Kennametal and subsidiaries       $ 12,221      $ 27,658
     Sales to Kennametal and subsidiaries                3,341         2,336

     The company receives from Kennametal certain warehouse, management information systems, financial and administrative services pursuant to certain agreements between the company and Kennametal. Other agreements between the company and Kennametal include a non-competition and corporate opportunities allocation agreement, tax-sharing agreement, trademark license agreement, product supply agreement and others, as more fully described in the company's 2000 Form 10-K. All amounts incurred by Kennametal on behalf of the company are reflected in operating expense in the accompanying statements of income. Net costs charged to the company by Kennametal under these agreements were as follows (in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                      -------------------
                                                      2000           1999
                                                      ----           ----
     Administrative services agreement               $   962       $ 1,409
     Warehousing agreement                                93           120
     Shared facilities agreement                          47           (16)
     Lease agreement                                     101            26
                                                     -------       -------
     Net costs charged by Kennametal                 $ 1,203       $ 1,539
                                                     =======       =======

     Under the Intercompany Debt/Investment and Cash Management Agreement with Kennametal, the company earned interest income of $0.5 million and $0.3 million for the three months ended September 30, 2000 and 1999, respectively.

7. In the September 2000 quarter, the company's management began to implement a business improvement plan. As a result, the company recorded a restructuring and asset impairment charge of $1.6 million associated with the closure of five underperforming satellite locations and severance for certain individuals. This includes a $0.2 million noncash writedown of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer be utilized in ongoing operations. The costs accrued for these plans were based on management estimates using the latest information available at

JLK DIRECT DISTRIBUTION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     the time that the accrual was established. The costs charged against the accrual in the September 2000 quarter were not significant. The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

8. The company reports two segments consisting of J&L and FSS. The company's external sales, intersegment sales and operating income (loss) by segment for the three months ended September 30, 2000 and 1999 are as follows (in thousands):

                                           Three Months Ended
                                             September 30,
                                         ----------------------
                                         2000              1999
                                         ----              ----
     External sales:
        J&L                           $  84,834          $ 87,707
        FSS                              35,617            30,608
                                      ---------          --------
     Total external sales             $ 120,451          $118,315
                                      =========          ========

     Intersegment sales:
        J&L                           $     906          $    580
        FSS                                  --                --
                                      ---------          --------
     Total intersegment sales         $     906          $    580
                                      =========          ========

     Total sales:
        J&L                           $  85,740          $ 88,287
        FSS                              35,617            30,608
                                      ---------          --------
     Total sales                      $ 121,357          $118,895
                                      =========          ========

     Operating income (loss):
        J&L                           $    (986)         $  4,933
        FSS                               1,538             2,046
                                      ---------          --------
     Total operating income           $     552          $  6,979
                                      =========          ========


     J&L operating income for the three months ended September 30, 2000 was reduced by $1.4 million related to restructuring and asset impairment charges and employee severance costs, and $1.7 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK. Corporate level expenses are not allocated to the two segments and are included entirely in the J&L segment. FSS operating income for the three months ended September 30, 2000 was reduced by $0.2 million related to employee severance costs.

9. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was adopted on July 1, 2000 and had no effect on the financial condition of the company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

NET SALES

Net sales for the September 2000 quarter were $120.5 million, an increase of two percent from $118.3 million last year as higher Full Service Supply (FSS) sales were partially offset by lower sales levels at the acquired distributors.

J&L sales totaled $84.8 million for the September 2000 quarter, a decrease of three percent from the prior year. Sales at the acquired distributors accounted for the entire decline compared to the prior year as sales in the core J&L catalog business were flat year-over-year. Sales declined in the acquired distributors due to the reduced demand in the end markets served.

Sales for FSS of $35.6 million increased 16 percent in the September 2000 quarter compared to last year due to continued penetration in existing accounts. The September 1999 quarter results were affected by the inability to ramp up new programs due to start-up issues related to the implementation of the new business system. The company provided FSS programs to 182 customers covering 260 different facilities at September 30, 2000, compared to 163 customers covering 262 different facilities at September 30, 1999.

GROSS PROFIT

Gross profit for the September 2000 quarter was $36.8 million, a decrease of five percent from $38.6 million in the prior year while the gross profit margin for the September 2000 quarter declined to 30.5 percent compared to 32.6 percent in the prior year. These declines are due to lower margins in all businesses due to a shift in the end markets served.

OPERATING EXPENSE

Operating expense for the September 2000 quarter was $34.7 million and included $1.7 million of special charges primarily related to the tender offer to acquire the company's outstanding shares. Excluding the special charges, operating expense as a percentage of sales was 27.3 percent compared to 26.7 percent in the prior year. Excluding the special charges, operating expense increased four percent primarily due to higher shipping costs incurred to provide enhanced customer service in both the J&L and FSS businesses.

Also included in operating expense were charges from Kennametal for warehousing, administrative, financial and management information systems services provided to the company. Charges from Kennametal were $1.2 million in the September 2000 quarter, a decrease of 22 percent from $1.5 million in the prior year. The decline in total charges from Kennametal resulted from a reduction in administrative charges due to the company assuming more of these types of costs directly.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In the September 2000 quarter, the company's management began to implement a business improvement plan. As a result, the company recorded a restructuring and asset impairment charge of $1.6 million associated with the closure of five underperforming satellite locations and severance for certain individuals. This includes a $0.2 million non-cash writedown of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer be utilized in ongoing operations. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The costs charged against the accrual in the September 2000 quarter were not significant. Annualized benefits of $0.9 million are expected to be realized beginning in the March 2001 quarter. The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

OTHER EXPENSE (INCOME), NET

The decline in other expense (income), net compared to the September 1999 quarter is due to higher levels of interest income from Kennametal, which increased to $0.5 million from $0.3 million during the first quarter of 2000. The increase in interest income is due to an increase in the note receivable from Kennametal coupled with an increase in the interest rate charged to Kennametal due to the higher interest rate environment in the September 2000 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary capital needs have been to fund working capital requirements and the addition of new products and FSS programs. The company's primary sources of financing have been cash from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal. The company anticipates that cash flows from operations and the Intercompany Debt/Investment and Cash Management Agreement with Kennametal will be adequate to support its operations for the foreseeable future.

Net cash from operations was $8.7 million in the September 2000 quarter, an increase of $1.6 million compared to the prior year. The increase is due to reduced working capital requirements of $5.1 million, partially offset by lower net income of $3.8 million. Net cash from operations for the September 1999 quarter included a $12.7 million investment in inventory purchased from Kennametal in order for JLK to have access to Kennametal's branded inventory for sale to FSS customers subsequent to the implementation of the new business system for FSS.

Net cash used for investing activities was $6.4 million for the three months ended September 30, 2000, an increase of $1.5 million compared to the prior year. The increase in net cash used for investing activities resulted from higher amounts advanced under the note receivable from Kennametal of $2.2 million, partially offset by reduced capital expenditures of $0.6 million, as higher capital requirements were necessary in the September 1999 quarter due to the FSS system implementation.

Net cash flow used for financing activities was $0.8 million and $0.9 million for the three months ended September 30, 2000 and 1999, respectively, and reflected the repayment of amounts borrowed under notes payable to banks for each period.

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

FINANCIAL CONDITION

The company's financial condition continues to remain strong. Total assets were $281.0 million at September 30, 2000, down two percent from $287.6 million at June 30, 2000 due primarily to a reduction in current assets from management's focus to lower inventory levels. Net working capital increased to $151.5 million at September 30, 2000, up one percent from $149.6 million at June 30, 2000 as the reduction in current liabilities was greater than that of current assets due to higher operating cash flows.

TENDER OFFER

On July 20, 2000, Kennametal proposed to the company's Board of Directors to acquire the outstanding shares of the company it does not already own. On September 11, 2000, the company and Kennametal announced that they entered into a definitive merger agreement for Kennametal to acquire these minority shares. Pursuant to the agreement, the company agreed to commence a cash tender offer for all of its shares of Class A Common Stock at

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

a price of $8.75 per share. The tender offer commenced on October 3, 2000 and will expire on November 15, 2000. Following the company's purchase of shares in the tender offer, Kennametal will acquire the remainder of the minority shares at the same price in a merger. The aggregate value to acquire the minority interest of approximately 4.3 million shares would be approximately $37 million. The transaction has been unanimously approved by the company's Board of Directors, including its special committee comprised of independent directors of the Board. The transaction is not conditioned on financing, but is subject to conditions set forth in the merger agreement.

In July 2000, the company, its directors (including one former director) and Kennametal were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with Kennametal's proposal to acquire the outstanding stock of the company not owned by Kennametal.

On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants, as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by the company of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to the execution of a definitive stipulation of settlement, to consummation of the merger, and to court approval.

STRATEGIC ALTERNATIVES

The company is considering strategic alternatives for two subsidiaries, Strong Tool Company and Abrasive & Tools Specialties Company, including the possible divestiture of these businesses or a portion thereof. In 2000, these businesses represented approximately $90 million in sales. The company is currently not a party to any written or oral agreement regarding the divestiture of these businesses.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and, to a lesser extent, Europe, are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition and the risks associated with implementation of restructuring actions. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)  Exhibits

              (27)   Financial Data Schedule

                     27.1 For the three months ended September 30, 2000, submitted to the Securities and Exchange commission in electronic format. Filed herewith.

                     27.2 For the year ended June 30, 2000, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.3 For the nine months ended March 31, 2000, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.4 For the six months ended December 31, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.5 For the three months ended September 30, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.6 For the year ended June 30, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.7 For the nine months ended March 31, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.8 For the six months ended December 31, 1998, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.9 For the three months ended September 30, 1998, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                     27.10 For the year ended June 30, 1998, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

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

              A report on Form 8-K was filed on October 3, 2000 regarding the commencement by JLK Direct Distribution Inc. of a tender offer to purchase all of the outstanding shares of the company's Class A Common Stock for a purchase price of $8.75 per share in cash.

              A report on Form 8-K was filed on November 1, 2000 by JLK Direct Distribution Inc. announcing the extension, to November 15, 2000, of the expiration date of the company's pending tender offer to purchase all of the outstanding shares of its Class A Common Stock for $8.75 per share in cash.

              A report on Form 8-K was filed on November 7, 2000 by JLK Direct Distribution Inc. announcing the filing of amendment No. 2 to Schedule T-O, including a supplement to the offer to purchase, regarding a tender offer to purchase all of the outstanding shares of the company's Class A Common Stock for a purchase price of $8.75 per share in cash.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JLK DIRECT DISTRIBUTION INC.


Date:  November 14, 2000        By:   /s/ DIANA L. SCOTT
                                    --------------------------
                                    Diana L. Scott
                                    Vice President,
                                    Chief Financial Officer,
                                    and Treasurer